Form 10QSB
period 1995-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 1995-11-08
CIK 802200

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-16684


                      MULTI-BENEFIT REALTY FUND '87-1
       (Exact name of small business issuer as specified in its charter)


         California                                      94-3026785
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)


                    Issuer's telephone number (803) 239-1000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                       MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1995

 Assets
    Cash and cash equivalents                                        $ 1,401
    Securities available for sale                                        305
    Prepaid expenses and other assets                                    792
    Investment properties:
       Land                                           $  1,742
       Buildings and related personal property          21,067
                                                        22,809
       Less accumulated depreciation                    (8,780)       14,029
                                                                    $ 16,527


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Mortgage notes and interest payable                             $ 11,457
    Accrued taxes                                                        377
    Other liabilities                                                    674

 Partners' Capital (Deficit)
    General Partner                                   $   (112)
    Limited Partner "A" Unitholders -
       96,284 units outstanding)                           262
    Limited Partner "B" Unitholders -
       75,152 units outstanding)                         3,869         4,019

                                                                    $ 16,527

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                      MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                        Three Months Ended           Nine Months Ended
                                          September 30,                September 30,
                                       1995          1994          1995          1994
 Revenues:
    Rental income                    $  1,180      $  1,053      $  3,374      $  3,145
    Interest and dividend income
       on investments                      18            31            81           100
       Total revenues                   1,198         1,084         3,455         3,245
 Expenses:
    Operating                             712           604         1,793         1,860
    General and administrative             46            48           198           179
    Depreciation                          237           251           696           745
    Interest                              264           267           794           803
       Total expenses                   1,259         1,170         3,481         3,587

    Casualty gain                          --            --           539            --
    Other income                           --            --            --            56

       Net (loss) income             $    (61)     $    (86)     $    513      $   (286)

 Net (loss) income allocated
    to general partners (1%)         $     (1)     $     (1)     $      5      $     (3)
 Net (loss) income allocated
    to limited partners (99%)             (60)          (85)          508          (283)
                                     $    (61)     $    (86)     $    513      $   (286)

 Net (loss) income per "A" Unit      $   (.35)     $   (.49)     $   2.96      $  (1.65)
 Net (loss) income per "B" Unit      $   (.35)     $   (.49)     $   2.96      $  (1.65)

[FN]

              See Accompanying Notes to Consolidated Financial Statements

c)                          MULTI-BENEFIT REALTY FUND '87-1

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                                      LIMITED PARTNERS
                                                                                 Total
                                                                               Partners'
                                        General                                 Equity
                                        Partner     "A" Units    "B" Units     (Deficit)
 Original capital contributions         $     1      $ 9,706      $ 7,538      $ 17,245
 Limited partnership units at
    December 31, 1994 and
    September 30, 1995                       --       96,284       75,152       171,436

 Partners' capital (deficit) at
    December 31, 1994                   $  (108)     $   886      $ 3,646      $  4,424
 Net income for the nine months
    ended September 30, 1995                  5          285          223           513

 Distributions for the nine months
    ended September 30, 1995                 (9)        (909)          --          (918)

 Partners' capital (deficit) at
    September 30, 1995                  $  (112)     $   262      $ 3,869      $  4,019

[FN]

              See Accompanying Notes to Consolidated Financial Statements

d)                          MULTI-BENEFIT REALTY FUND '87-1

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                    (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                       1995             1994
 Cash flows from operating activities:
    Net income (loss)                                 $   513         $  (286)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                       696             745
       Amortization of loan costs                          32              32
       Casualty gain                                     (539)             --
       Change in accounts:
        Prepaid expenses and other assets                (248)           (282)
        Accrued taxes                                     131              61
        Other liabilities                                 134             212
        Interest payable                                   85              --
            Net cash provided by
                operating activities                      804             482

 Cash flows from investing activities:
    Property improvements and replacements               (925)            (56)
    Proceeds from sale of securities
       available for sale                               2,894             645
    Purchase of securities available for sale          (1,753)           (145)
    Net insurance proceeds from property damage           555              --
            Net cash provided by
                investing activities                      771             444

 Cash flows from financing activities:
    Payments on mortgage notes payable                   (106)           (110)
    Distributions paid                                   (918)           (505)

            Net cash used in financing
                activities                             (1,024)           (615)

 Net increase in cash and cash equivalents                551             311

 Cash and cash equivalents at beginning of period         850             441

 Cash and cash equivalents at end of period           $ 1,401         $   752
 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                            $   677         $   771

[FN]

              See Accompanying Notes to Consolidated Financial Statements


e)                          MULTI-BENEFIT REALTY FUND '87-1

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Limited Partnership Units

   The Partnership has issued two classes of Units, "A" Units and "B" Units. The two classes of Units are entitled to different rights and priorities as to cash distributions and partnership allocations. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to participate in certain allocations and distributions of the Partnership.

Note B - Related Party Transactions

   Multi-Benefit Realty Fund '87-1 ("Partnership") paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1995, and September 30, 1994, respectively. Such fees are included in operating expense on the statement of operations. For the nine months ended September 30, 1994, a portion of such property management fees were paid to property management companies for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, provided day-to-day property management responsibilities for one of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner, assumed day-to-day management responsibilities for all the Partnership's properties in late December 1994.

Note B - Related Party Transactions - continued

   Fees paid to affiliates of Insignia during the nine months ended September 30, 1995, and fees paid to Coventry and PSI during the nine months ended September 30, 1994, are reflected in the following table:

                                                  For the Nine Months Ended
                                                        September 30,
                                                     1995             1994
                                                        (in thousands)

     Property management fees                      $170                $85
     Partnership management fees                     33(1)              45(1)

  (1)The Limited Partnership Agreement ("Agreement") provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.


   The Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Such reimbursements are included in operating expense on the statement of operations. The General Partner and its current and former affiliates (including Coventry), received reimbursements as reflected in the following table:

                                                  For the Nine Months Ended
                                                         September 30,
                                                     1995             1994
                                                         (in thousands)


    Reimbursement for services of affiliates         $97               $79

   On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Commitment

   The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale totalling approximately $1.7 million, exceeded the reserve requirement of approximately $727,000 at September 30, 1995.

Note D - Casualty Gain

   Shadow Brook Apartments experienced fire damage which resulted in a casualty gain of approximately $539,000.

Note E - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The U.S. Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received $49,393 in cash, 901 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,591 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $6,631 representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Carlin Manor Apartments
    Columbus, Ohio                                  85%          81%
 Hunt Club Apartments
    Indianapolis, Indiana                           89%          91%
 Shadow Brook Apartments
    West Valley City, Utah                          98%          97%

   The General Partner attributes the increase in occupancy at Carlin Manor Apartments to the efforts of the General Partner to retain tenants.

   The Partnership's net income for the nine months ended September 30, 1995, was $513,000 as compared to a net loss of approximately $286,000 for the nine months ended September 30, 1994. The Partnership realized a net loss of approximately $61,000 for the three months ended September 30, 1995, as compared to a net loss of approximately $86,000 for the three months ended September 30, 1994. The increase in net income for the nine months ended September 30, 1995, is primarily attributable to the casualty gain recorded for the fire at Shadow Brook Apartments which destroyed twelve units and damaged twelve more. The increase is also attributable to increased rental rates during the nine months ended September 30, 1995. The decrease in the net loss for the three months ended September 30, 1995, as compared to the net loss for the three months ended September 30, 1994, is due to increased rental income through higher rental rates. Also, interest income has decreased for the three and nine months ended September 30, 1995, due to lower investment balances for those periods as compared to the prior year. Offsetting the increase in net income is an increase in general and administrative expense for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. The increase in general and administrative expense is due primarily to combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. These additional costs were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. These expenses decreased in the third quarter as the transition efforts were completed.
For the three months ended September 30, 1995, operating expenses have increased due to higher maintenance expense at Shadow Brook and Hunt Club.
These increased expenses were for improvements in the appearance of the properties.

   Other income realized in the nine months ended September 30, 1994, is due to the receipt of its pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceedings.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership reported cash of approximately $1,401,000 versus approximately $752,000 for the same period in 1994. The increase in net cash provided by operating activities is primarily attributable to the increase in net income (as discussed above), interest payable and accrued taxes which was partially offset by the casualty gain. Net cash provided by investing activities increased due to an increase in insurance proceeds due to the Shadow Brook fire and an increase in proceeds from the sale of securities available for sale. These increases were partially offset by an increase in property improvement and replacement expenditures and an increase in the purchase of securities available for sale. Finally, net cash used in financing activities increased due to an increase in distributions paid.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,457,000, including interest payable, is amortized over varying periods and requires balloon payments in September 1997 and October 2000 at which time the properties will be refinanced or sold. For the first nine months of 1995 distributions of approximately $909,000 or $9.44 per "A" Unit were made to the "A" Unit limited partners. Matching distributions of approximately $9,000 were also made to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.


                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K:
    None filed for the quarter ended September 30, 1995.




                                      SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MULTI-BENEFIT REALTY FUND '87-1

                                   By: CONCAP EQUITIES, INC.
                                       General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Controller and Principal
                                      Accounting Officer


                                   Date:  November 8, 1995