Form 10KSB
period 1995-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 1996-03-21
CIK 802200

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-16684

                         MULTI-BENEFIT REALTY FUND '87-1
                 (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Units of Depositary Receipts
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,631,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. $3,424,720.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


Item 1.     Description of Business

   Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized on September 8, 1986, as a limited partnership under the California Revised Limited Partnership Act. On December 10, 1986, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 33-8908) and commenced a public offering for sale of $60 million of Units of Depositary Receipts (collectively, the "Units," and individually, "Unit"). Two classes of Units ("A" Units and "B" Units, herein so called), entitled to different rights and priorities as to cash distributions and partnership allocations, were offered. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders ("Unitholders") thereof to participate in certain allocations and distributions of the Partnership. The General Partner of the Partnership intended that the "A" Units and "B" Units be allocated such that the "B" Units would not exceed 25% nor be less than 20% of the total amount of the Units sold. At the end of the current fiscal year, the "B" Units represented approximately 44% of the total amount of the Units sold. The General Partner is currently considering several alternative procedures to conform the unit allocations more closely to the intended investment objectives. The General Partner intends to continue such consideration, but has not yet determined a feasible alternative. The Corporate Limited Partner of the Partnership is Multi-Benefit '87-1 Depositary Corporation, an affiliate of the General Partner. The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. The Partnership filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-16684) on April 11, 1988. The sale of Units closed on September 30, 1988, with 172,436 Units sold at $100 each, or gross proceeds of approximately $17.2 million to the Partnership. The Partnership retired a total of 1,000 Units during 1993, in accordance with its Partnership Agreement ("Agreement"). The Partnership gave no consideration for the Units retired. The Partnership may repurchase or retire any Units, at its absolute discretion, but is under no obligation to do so.

   Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the Corporate Limited Partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI") acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unitholders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unitholders dated August 10, 1990. As part of this solicitation, the Unitholders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

   All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. held by Gordon Realty, Inc. Pursuant to the terms of the option, MAE-ICC, Inc. acquired the remaining 49.5% of the outstanding capital stock of GII Realty, Inc.

   A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

   The Registrant has no employees. Management and administrative services are performed by the General Partner and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. Pursuant to a management agreement between them, Insignia Management Group, L.P. provides property management services to the Registrant.

   The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in business which may be competitive with the Registrant.

Item 2.  Description of Properties

   The following table sets forth the Registrant's investments in properties:


                                 Date of
 Property                        Purchase   Type of Ownership         Use

 Carlin Manor Apartments          11/87    Fee ownership.           Apartment
  Columbus, Ohio                                                    278 units

 Hunt Club Apartments             05/87    Fee ownership, subject   Apartment
  Indianapolis, Indiana                    to first mortgage.       200 units

 Shadow Brook Apartments          05/87    Fee ownership, subject   Apartment
  West Valley City, Utah                   to first mortgage.       300 units

Schedule of Properties:
    (in thousands)


                             Gross
                           Carrying    Accumulated                        Federal
 Property                    Value     Depreciation     Rate   Method    Tax Basis
 Carlin Manor Apartments   $ 6,329       $ 3,030        5-30     SL    $ 5,517,811
 Hunt Club Apartments        6,701         2,959        5-30     SL      4,439,057
 Shadow Brook Apartments    10,043         3,031        5-30     SL      6,880,020

   Total                   $23,073       $ 9,020                       $16,836,888


See Note A to the financial statements in "Item 7" for a description of Partnership's depreciation policy.

Schedule of Mortgages:
   (in thousands)


                     Principal                                        Principal
                    Balance At      Stated                             Balance
                    December 31,   Interest    Period     Maturity     Due At
 Property              1995          Rate     Amortized     Date      Maturity
 Carlin Manor           N/A           N/A        N/A        N/A          N/A

 Hunt Club
  1st Mortgage      $   3,911        8.30%     84 mos.     10/00        $3,575

 Shadow Brook
  1st Mortgage          7,420        9.19%     60 mos.     06/97         7,253

                    $  11,331

   Average annual rental rate and occupancy for 1995 and 1994 for each property:

                              Average Annual                Average Annual
                               Rental Rates                   Occupancy
                            1995           1994             1995      1994

 Carlin Manor           $5,359/unit     $5,325/unit          86%       84%
 Hunt Club               6,893/unit      6,793/unit          91%       91%
 Shadow Brook            5,763/unit      5,792/unit          98%       98%


   As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

   Real estate taxes and rates in 1995 for each property were (in thousands):

                                      1995             1995
                                     Billing           Rate

 Carlin Manor                        $ 97              5.02%
 Hunt Club Park                       158              9.49%
 Shadow Brook                          84              1.47%

Item 3.  Legal Proceedings

   The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

Item 4.  Submission of Matters to a Vote of Partners

   During the fiscal year ended December 31, 1995, no matter was submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.

                                    PART II


Item 5. Market For the Registrant's Units of Depository Receipts and Related Security Holder Matters


(A) No established public trading market for the Units exists nor is one expected to develop.

(B)   Title of Class:                        Number of Record Unitholders:

      Units of Depositary Receipts
                           A Units           96,284 as of December 31, 1995
                           B Units           75,152 as of December 31, 1995

(C) Distributions of $918,102 were made in 1995, while distributions of approximately $505,000 were paid in 1994. All of the distributions to the limited partners in both 1995 and 1994 were paid to the "A" Unitholders. No distributions have been made to the "B" Unitholders.

   Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the General Partner anticipates that cash distributions will be made during fiscal 1996.


Item 6.  Management's Discussion and Analysis or Plan of Operation

   This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

   The Partnership's net income for the year ended December 31, 1995, was $383,000 compared to a net loss of approximately $1,396,000 for the year ended December 31, 1994 (see Note D of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income). The increase in net income for the year ended December 31, 1995 is primarily attributable to the $612,000 casualty gain recorded for the fire at Shadow Brook Apartments, which destroyed twelve units and damaged twelve others. Also contributing to the increase in net income is an increase in rental income which resulted from increased rental rates during the year ended December 31, 1995. Net income also increased due to lower expenses for the year ended December 31, 1995 compared to the year ended December 31, 1994. Expenses decreased as a result of a $966,000 provision for possible losses recorded for Carlin Manor in 1994. No such provisions were deemed necessary for 1995.

   Offsetting the increase in income is a decrease in interest income due to lower investment balances for the year ended December 31, 1995, compared to the year ended December 31, 1994. Other income also decreased as a result of the receipt of approximately $56,000 in cash and stock in March 1994 as partial recovery of claims against Southmark Corporation's Chapter 11 bankruptcy proceeding which was included in other income for the year ended December 31, 1994. No additional judgements were granted on the Partnership's claims in 1995.

   The loss on disposal of property was the result of roof write-offs at the Hunt Club Apartments due to ongoing roof repairs.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

   At December 31, 1995, the Partnership had unrestricted cash of approximately $1,234,000 versus approximately $850,000 at December 31, 1994. The increase in net cash provided by operating activities is primarily attributable to the increase in net income (as discussed above), an increase in other liabilities due to an increase in interest payable and unearned rental income and an increase in accrued taxes, which was partially offset by the casualty gain. Net cash provided by investing activities increased due to an increase in insurance proceeds due to the Shadow Brook fire and an increase in net proceeds from the sale of securities available for sale. The increases were partially offset by an increase in property improvements and replacements. Finally, net cash used in financing activities increased due to an increase in distributions paid.

   The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,414,000, including interest payable, is amortized over varying periods and requires balloon payments in June 1997 and October 2000 at which time the properties will be refinanced or sold. For the year ended December 31, 1995, distributions of approximately $909,000 or $9.44 per "A" Unit were made to the "A" Unit limited partners. Matching distributions of approximately $9,000 were also made to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

Item 7.  Financial Statements


MULTI-BENEFIT REALTY FUND '87-1

LIST OF FINANCIAL STATEMENTS



Reports of Independent Auditors

Consolidated Balance Sheet--December 31, 1995

Consolidated Statements of Operations--Years ended December 31, 1995 and 1994

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
         December 31, 1995 and 1994

Consolidated Statements of Cash Flows--Years ended December 31, 1995 and 1994

Notes to Consolidated Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Multi-Benefit Realty Fund  '87-1

We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 1995, and the related consolidated statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                   /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 13, 1996



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Multi-Benefit Realty Fund '87-1:


We have audited the accompanying consolidated statements of operations, partners' capital (deficit) and cash flows of Multi-Benefit Realty Fund '87-1 (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Multi-Benefit Realty Fund '87-1 for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                        /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)


                                December 31, 1995

 Assets
       Cash and cash equivalents:
          Unrestricted                                              $  1,234
          Restricted - tenant security deposits                          132
       Securities available for sale                                     305
       Other assets                                                      610
       Investment properties:
          Land                                        $  1,742
          Buildings and related personal property       21,331
                                                        23,073
          Less accumulated depreciation                 (9,020)       14,053
                                                                    $ 16,334

 Liabilities and Partners' Capital (Deficit)
 Liabilities
       Mortgage notes payable                                       $ 11,331
       Accrued taxes                                                     263
       Other liabilities                                                 851

 Partners' Capital (Deficit)
       General Partner                                $   (113)
       Limited Partner "A" Unitholders -
         96,284 units outstanding                          190
       Limited Partner "B" Unitholders -
         75,152 units outstanding                        3,812         3,889
                                                                    $ 16,334

           See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                         Years Ended December 31,
                                                           1995            1994
 Revenues:
    Rental income                                       $   4,530       $   4,216
    Other income                                              101             188
       Total revenues                                       4,631           4,404

 Expenses:
    Operating                                               2,543           2,544
    General and administrative                                203             185
    Partnership management fees                                82              45
    Depreciation                                              959             991
    Interest                                                1,056           1,069
    Provision for possible loss                                --             966
       Total expenses                                       4,843           5,800

    Casualty gain                                             612              --
    Loss on disposal of property                              (17)             --

          Net income (loss)                             $     383       $  (1,396)

 Net income (loss) allocated to general
    partner (1%)                                        $       4       $     (14)
 Net income (loss) allocated to limited
    partners (99%)                                            379          (1,382)
                                                        $     383       $  (1,396)

 Net income (loss) per "A" Unit                         $    2.21       $   (8.06)
 Net income (loss) per "B" Unit                         $    2.21       $   (8.06)

           See Accompanying Notes to Consolidated Financial Statements



                         MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                                   LIMITED PARTNERS
                                                                             Total
                                                                           Partners'
                                     General                                Capital
                                     Partner     "A" Units    "B" Units    (Deficit)

 Original capital contributions     $     1      $ 9,706     $ 7,538        $ 17,245

 Limited partnership units at
    December 31, 1995 and
    December 31, 1994                    --       96,284      75,152         171,436

 Partners' capital (deficit)
    at December 31, 1993            $   (89)     $ 2,162     $ 4,252         $ 6,325

 Net loss for the year ended
    December 31, 1994                   (14)        (776)       (606)         (1,396)

 Distributions                           (5)        (500)         --            (505)

 Partners' capital (deficit)
    at December 31, 1994            $  (108)     $   886     $ 3,646        $  4,424

 Net income for the year ended
    December 31, 1995                     4          213         166             383

 Distributions for the year
    ended December 31, 1995              (9)        (909)         --            (918)

 Partners' capital (deficit)
    at December 31, 1995            $  (113)     $   190     $ 3,812        $  3,889

          See Accompanying Notes to Consolidated Financial Statements

                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                         For the Years Ended
                                                             December 31,
                                                          1995         1994

 Cash flows from operating activities:
    Net income (loss)                                  $   383     $(1,396)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                        959         991
       Amortization of loan costs                           43          43
       Casualty gain                                      (612)         --
       Loss on disposition of property                      17          --
       Provision for possible loss                          --         966
       Change in accounts:
          Restricted cash                                 (132)         --
          Other assets                                    (281)       (113)
          Accrued taxes                                     17         (16)
          Other liabilities                                312         150
            Net cash provided by
               operating activities                        706         625

 Cash flows from investing activities:
    Property improvements and replacements              (1,229)        (64)
    Proceeds from sale of securities
       available for sale                                3,447         646
    Purchase of securities available for sale           (2,305)       (145)
    Net insurance proceeds from property damage            831          --
            Net cash provided by
               investing activities                        744         437

 Cash flows from financing activities:
    Payments on mortgage notes payable                    (148)       (148)
    Distributions paid                                    (918)       (505)
            Net cash used in financing
               activities                               (1,066)       (653)

 Net increase in cash and cash equivalents                 384         409

 Cash and cash equivalents at beginning of period          850         441

 Cash and cash equivalents at end of period            $ 1,234     $   850
 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                             $   929     $ 1,027

          See Accompanying Notes to Consolidated Financial Statements

                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Multi-Benefit Realty Fund '87-1 (the "Partnership ) was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership filed September 8, 1986. The Partnership commenced operations on February 27, 1987, the date on which impound requirements were met. The Partnership operates three apartment properties located in the Mid-west and West.

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the Corporate Limited Partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI"), acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unitholders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unitholders dated August 10, 1990. As part of this solicitation, the Unitholders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the outstanding capital stock of GII Realty, Inc. held by Gordon Realty, Inc. Pursuant to the terms of the option, MAE-ICC, Inc. acquired the remaining 49.5% of the outstanding capital stock of GII Realty, Inc.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its wholly owned partnership. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Partners' Capital (Deficit): The Partnership has issued two classes of Units of Depositary Receipts ("Units"), "A" Units and "B" Units. The two classes of both are entitled to different rights and priorities as to cash distributions and partnership allocations. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to participate in certain allocations and distributions of the Partnership.

The Partnership Agreement("Agreement") provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unitholders. Net losses are allocated 1% to the General Partner and 99% to the Unitholders until their capital accounts are depleted. Additional net losses are allocated to the General Partner.

Distributable cash from operations is allocated 1% to the General Partner and 99% to the Unitholders with holders of "A" Units first receiving their priority return, then the balance is split equally between holders of "A" Units and "B" Units. The General Partner receives 1% of surplus funds and holders of "A" Units will receive their priority return, then both classes of Unitholders will receive a return of their invested capital. Any remainder will be allocated 10% to holders of "A" Units and 90% to holders of "B" Units.

Cash and Cash Equivalents:

         Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and U.S. Treasury Bills with original maturities less than 90 days. U.S. Treasury Notes with original maturities greater than 90 days are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

         Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Escrows for Taxes and Insurance: Funds, totaling approximately $208,000, which are included in other assets, are held by the Partnership and the mortgage holder and are designated for the payment of real estate taxes and insurance.

Capital Replacement Reserve: In relation to the mortgage at Hunt Club, the mortgage lender has required a "replacement reserve' for certain capital improvements. At December 31, 1995, the balance was $88,498 and is included in other assets.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Investments: Securities available-for-sale: The General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Presently, all of the Partnership's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5-15 years.

Loan Costs: Loan costs of $151,167 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $79,000 and $66,000 for the years ended December 31, 1995 and 1994, respectively.

Fair Value:   In 1995, the Partnership implemented Statement of Financial
Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Note A - Organization and Significant Accounting Policies (continued)

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Investments

Investments, stated at cost, consist of the following at December 31, 1995, (in thousands):

                                Interest      Face                   Maturity
                                  Rate       Amount        Cost        Date

 First Union Corporation
   U.S. Treasury Note              7.38%       $200         $197      05/15/96

 First Union Corporation
   U.S. Treasury Note              7.88%        100          101      07/15/96

 Southmark Corporation
   Redeemable Series A
   Preferred Stock                  N/A           7            7           N/A

                                                            $305

The Partnership's investments are classified as available for sale. The General Partner believes that the market value of the investments is approximately the same as the cost.


Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows (in thousands):


                    Principal      Monthly                          Principal
                   Balance At      Payment     Stated                 Balance
                   December 31,   Including   Interest    Maturity    Due At
 Property              1995       Interest      Rate        Date     Maturity

 Hunt Club
   1st mortgage       $ 3,911       $ 32        8.30%     10/01/00     $3,575
 Shadow Brook
   1st mortgage         7,420         66        9.19%     06/01/97      7,253

      Totals          $11,331       $ 98


The estimated fair values of the Partnership's aggregate debt is approximately $11,502,000. This value represents a general approximation of possible value and is not necessarily indicative of the amount the Partnership may pay in actual market transactions.

Note C - Mortgage Notes Payable (continued)

The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows (in thousands):


               1996                                $   176
               1997                                  7,369
               1998                                     71
               1999                                     77
               2000                                  3,638

                                                   $11,331

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss:

                                                     1995           1994
 Net income (loss) as reported                   $   382,595    $(1,396,007)
 Add (deduct):
   Write-downs of fixed asset values                      --        966,000
   Deferred casualty gain                           (611,893)            --
   Depreciation differences                          155,523        125,673
   Change in prepaid rental                           95,296          7,012
   Other                                             (88,584)            71

 Federal taxable loss                            $   (67,063)   $  (297,251)
 Federal taxable loss per limited
     partnership unit                            $      (.39)   $     (1.72)

Note D - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

     Net assets as reported                           $3,889,053
     Buildings                                         2,031,354
     Accumulated depreciation                            752,941
     Syndication fees                                  1,975,199
     Other                                               171,520
     Net assets - tax basis                           $8,820,067


Note E - Related Party Transactions

Multi-Benefit Realty Fund '87-1 ("Partnership") has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the year ended December 31, 1995, and December 31, 1994, respectively. Such fees are included in operating expense on the statement of operations. For the year ended December 31, 1994, a portion of such property management fees were paid to property management companies for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, provided day-to-day property management responsibilities for one of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner, assumed day-to-day management responsibilities for all the Partnership's properties in late December 1994.

Fees paid to affiliates of Insignia during the year ended December 31, 1995, and fees paid to Coventry and PSI during the year ended December 31, 1994, are reflected in the following table:

                                                     For the Year Ended
                                                       December 31,
                                                  1995              1994
                                                      (in thousands)

     Property management fees                    $223              $112
     Partnership management fees                   82 (1)            45(1)

    (1)The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

The Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Such reimbursements are included in general and administrative expense on the statement of operations. The General Partner and its current and former affiliates (including Coventry), received reimbursements as reflected in the following table:


Note E - Related Party Transactions (continued)

                                                        For the Year Ended
                                                            December 31,
                                                       1995           1994
                                                           (in thousands)


 Reimbursement for services of affiliates            $120               $97

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

Note F - Commitments and Contingencies

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $1.7 million, exceeded the reserve requirement of approximately $754,000 at December 31, 1995.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

Note G - Real Estate and Accumulated Depreciation



 Investment Properties                           Initial cost
 (in thousands)                                 To Partnership
                                                                          Cost
                                                        Buildings       Capitalized
                                                       and Related    (Written Down)
                                                         Personal      Subsequent to
 Description                 Encumbrances     Land       Property       Acquisition
 Carlin Manor Apartments
    Columbus, Ohio               $    --      $  408       $ 6,582        $  (661)

 Hunt Club Apartments
    Indianapolis, Indiana          3,911         485         5,673            543

 Shadow Brook Apartments
    West Valley City, Utah         7,420         961         8,263            819

        Totals                  $ 11,331      $1,854       $20,518        $   701


Note G - Real Estate and Accumulated Depreciation (continued)

                              Gross Amount At Which Carried
                                   At December 31, 1995

                                             Buildings
                                            And Related
                                             Personal                    Accumulated      Date of       Date     Depreciable
 Description                     Land         Property       Total       Depreciation  Construction   Acquired   Life-Years
 Carlin Manor Apartments                                                                  Phase I
    Columbus, Ohio                $  296       $ 6,033      $ 6,329        $ 3,030         1967        11/87        5-30
                                                                                          Phase II
                                                                                           1972
 Hunt Club Apartments
    Indianapolis, Indiana            485         6,216        6,701           2,959        1979        05/87        5-30

 Shadow Brook Apartments
    West Valley City, Utah           961         9,082       10,043           3,031        1985        05/87        5-30

            Totals                $1,742       $21,331      $23,073          $9,020


Reconciliation of Investment Properties and Accumulated Depreciation" (in thousands):


                                                  Years Ended December 31,
                                                    1995           1994
 Real Estate
 Balance at beginning of year                       $22,208       $23,110
   Property improvements                              1,229            64
   Provisions for possible loss                          --          (966)
   Disposals of property                               (364)           --

 Balance at End of Year                             $23,073       $22,208

 Accumulated Depreciation
 Balance at beginning of year                       $ 8,188       $ 7,197
   Additions charged to expense                         959           991
   Disposition of property                             (127)           --

 Balance at End of Year                             $ 9,020       $ 8,188


Note G - Real Estate and Accumulated Depreciation (continued)

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $25,103,979 and $24,706,534. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $8,267,091 and $7,463,533.

Note H - Other Income

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


Note I - Casualty Gain

Shadow Brook Apartments experienced fire damage which destroyed twelve units and damaged twelve others. The fire resulted in a casualty gain of approximately $612,000.

Note J - Provision for Possible Loss

A property owned by the Partnership, Carlin Manor, experienced a decline in its estimated value during 1994 due to economic factors. Accordingly, the Partnership recorded a $966,000 provision for possible losses on the real estate in the year ended December 31, 1994.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of May 3, 1995, Arthur Andersen LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the Registrant was dismissed. As of the same date, the firm of Ernst & Young LLP was engaged to provide that service for the Registrant.

The audit report of Arthur Andersen LLP on the financial statements of the Partnership as of and for the year ended December 31, 1994 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


                                  PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1995, their age and the nature of all positions with CEI presently held by them are as follows:

         NAME OF INDIVIDUAL           POSITION IN CEI             AGE

         Carroll D. Vinson            President                   55

         William H. Jarrard, Jr.      Vice President              49

         John K. Lines                Vice President/Secretary    36

         Kelley M. Buechler           Assistant Secretary         38

         Robert D. Long, Jr.          Chief Accounting Officer/   28
                                      Controller

Carroll D. Vinson has been President of CEI since December 1994 and President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company which sold substantially all of its assets to Insignia in December 1990.

William H. Jarrard, Jr. has been Vice President of CEI since December 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director - Asset Management and Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Vice President and Secretary of CEI since December 1994, Secretary of the MAE subsidiaries since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992, and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.    Executive Compensation

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the years ended December 31, 1995 and December 31, 1994. The Partnership has no plans to pay any such renumeration to any directors or officers of the General Partner in the future.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)     Security Ownership of Certain Beneficial Owners

        As of December 31, 1995, no other person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)     Beneficial Owners of Management

        Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)     Changes in Control

        Beneficial Owners of CEI

        As of December 31, 1995, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                        NUMBER OF       PERCENT
        NAME AND ADDRESS               CEI SHARES       OF TOTAL

        GII Realty, Inc.                 100,000          100%
        One Insignia Financial Plaza
        P.O. Box 1089
        Greenville, SC 29602


Item 12.  Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements and Supplementary Data," Note E - Related Party Transactions, for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Registrant has paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1995 and 1994. For the year ended December 31, 1994, a portion of such property management fees were paid to property management companies for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, provided day-to-day property management responsibilities for one of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner, assumed day-to-day management responsibilities for all the Partnership's properties in late December 1994. All of the above referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Agreement.

Litigation with Former Related Parties

In 1991, the Partnership (and simultaneously each of the Affiliated Partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the allowed amount for the Partnership's and the Affiliated Partnership's claim at $11 million, in aggregate. In March 1994, the Partnership received 901 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,591 shares of Southmark Corporation New Common Stock with an aggregate estimated market value on the date of receipt of $6,631 and $49,393 in cash representing the Partnership's share of the recovery based on its pro rata portion of claims filed.

Item 13.  Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              (b)  Reports on Form 8-K filed in the fourth quarter of fiscal
                   1995:

                   A Form 8-K dated October 24, 1995, was filed reporting the purchase of the remaining outstanding capital stock of GII Realty, Inc. by MAE-ICC, Inc.




                         MULTI-BENEFIT REALTY FUND '87-1

                                  SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MULTI-BENEFIT REALTY FUND '87-1

                              By: CONCAP EQUITIES, INC.
                                  Its General Partner,



March 21, 1996                    By:  /s/ Carroll D. Vinson
Date                                   Carroll D. Vinson
                                       President


March 21, 1996                    By:  /s/ Robert D. Long, Jr.
Date                                   Robert D. Long, Jr.
                                       Controller, Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 21, 1996                    By:  /s/ Carroll D. Vinson
Date                                   Carroll D. Vinson
                                       Director and President


March 21, 1996                    By:  /s/ Robert D. Long, Jr.
Date                                   Robert D. Long, Jr.
                                       Controller, Principal Accounting Officer



                                  EXHIBIT INDEX


         S-K REFERENCE                                            SEQUENTIAL
             NUMBER       DOCUMENT DESCRIPTION                    PAGE NUMBER

               3          Certificate of Limited Partnership,         N/A
                          as amended to date.

               4          Depositary Agreement (Incorporated          N/A
                          by reference to Registration State-
                          ment of Registrant (File No. 33-8908)
                          filed December 10, 1986, as amended
                          to date).

              10.1        Property Management Agreement No. 310       N/A
                          dated October 23, 1990, by and between
                          the Partnership and CCEC (Incorporated
                          by reference to the Quarterly Report
                          on Form 10-Q for the quarter ended
                          September 30, 1990).

              10.2        Bill of Sale and Assignment dated           N/A
                          October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1990).

              10.3        Assignment and Assumption Agreement dated   N/A
                          October 23, 1990, by and between CCEC
                          and ConCap Management Limited Partnership
                          ("CCMLP") (Incorporated by reference to
                          the Quarterly Report on Form 10-Q for
                          the quarter ended September 30, 1990).

              10.4        Assignment and Agreement as to Certain      N/A
                          Property Management Services dated
                          October 23, 1990, by and between CCMLP
                          and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1990).

              10.5        Assignment and Assumption Agreement dated   N/A
                          October 23, 1990, by and between CCMLP
                          and Metro ConCap, Inc. (300 Series of
                          Property Management Contracts)
                          (Incorporated by reference to the
                          Quarterly Report on Form 10-Q for
                          the quarter ended September 30, 1990).



         S-K REFERENCE                                            SEQUENTIAL
             NUMBER       DOCUMENT DESCRIPTION                    PAGE NUMBER


              10.6 Construction Management Cost Reimbursement N/A Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.9 Construction Management Cost Reimbursement N/A Agreement dated January 1, 1991, by and between the Partnership and The Hayman
                          Company.  (Incorporated by reference to
                          the Annual Report on Form 10-K for the
                          year ended December 31, 1991).

             10.10        Investor Services Agreement dated October   N/A
                          23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

             10.11        Assignment and Assumption Agreement         N/A
                          (Investor Services Agreement) dated
                          October 23, 1990, by and between CCEC
                          and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December
                          31, 1990).

             10.12        Letter of Notice dated December 20,         N/A
                          1991, from Partnership Services, Inc.
                          ("PSI") to the Partnership regarding
                          the change in ownership and dissolution
                          of ConCap Services Company whereby PSI
                          assumed the Investor Services Agreement.
                          (Incorporated by reference to the Annual
                          Report on Form 10-K for the year ended
                          December 31, 1991).

             10.13 Financial Services Agreement dated October N/A 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

             10.14        Assignment and Assumption Agreement         N/A
                          (Financial Services Agreement) dated
                          October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1990).


         S-K REFERENCE                                            SEQUENTIAL
             NUMBER       DOCUMENT DESCRIPTION                    PAGE NUMBER


             10.15        Letter of Notice dated December 20,         N/A
                          1991, from PSI to the Partnership
                          regarding the change in ownership
                          and dissolution of ConCap Capital
                          Company whereby PSI assumed the
                          Financial Services Agreement.
                          (Incorporated by reference to the
                          Annual Report on Form 10-K for the year
                          ended December 31, 1991).

             10.16        Property Management Agreement No. 518       N/A
                          dated June 1, 1993, by and between the
                          Partnership and Coventry Management, Inc.

             10.17        Assignment and Assumption Agreement         N/A
                          (Financial Services Agreement) dated
                          October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1990).

             10.18        Letter dated December 8, 1994 reporting a   N/A
                          change in control of the General partner of the Registrant. (Incorporated by reference to Form 8-K dated December 8, 1994).

              11          Statement regarding computation of          19
                          Net Income per Unit of Depositary
                          Receipt (Incorporated by reference to
                          Note 5 of Item 8 - Financial State-
                          ments of this Form 10-K)

              16          Letter, Dated August 12, 1992, from         N/A
                          Ernst & Young to the Securities and
                          Exchange Commission regarding change
                          in certifying accountant.  (Incorporated
                          by reference to Form 8-K dated August 6,
                          1992)

              16.1        Letter dated May 3, 1995, from Arthur       N/A
                          Anderson to the Securities and Exchange
                          Commission regarding change in Certifying
                          Accountant. (Incorporated by reference
                          to Form 8-K dated May 3, 1995).

               27         Financial Data Schedule is filed as an
                          Exhibit to this report.