Form 10QSB
period 1996-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 1996-05-10
CIK 802200

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


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                       MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
       Unrestricted                                                 $    992
       Restricted--tenant security deposits                              133
    Investments                                                          305
    Accounts receivable                                                   48
    Escrows for taxes                                                    220
    Restricted escrows                                                    99
    Other assets                                                         174
    Investment properties:
       Land                                           $  1,742
       Buildings and related personal property          21,383
                                                        23,125

       Less accumulated depreciation                    (9,262)       13,863

                                                                    $ 15,834
 Liabilities and Partners' Capital (Deficit)

 Liabilities
    Accounts payable                                                $     88
    Accrued taxes                                                        306
    Tenant security deposits                                             133
    Other liabilities                                                    335
    Mortgage notes payable                                            11,288

 Partners' Capital (Deficit)
    General Partner                                   $   (115)
    Limited Partner "A" Unitholders -
       96,284 units outstanding                            (24)
    Limited Partner "B" Unitholders -
       75,152 units outstanding                          3,823         3,684

                                                                    $ 15,834

           See Accompanying Notes to Consolidated Financial Statements

b)                      MULTI-BENEFIT REALTY FUND '87-1

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        (in thousands, except unit data)

                                                                Three Months Ended
                                                                     March 31,
                                                                1995           1995
 Revenues:
    Rental income                                           $    1,131     $    1,065
    Other income                                                    68             97
    Casualty gain                                                   --            539
      Total revenues                                             1,199          1,701

 Expenses:
    Operating                                                      419            379
    General and administrative                                      34             61
    Partnership management fees                                     20             33
    Maintenance                                                    105             88
    Depreciation                                                   242            228
    Interest                                                       262            265
    Property taxes                                                  92             99
      Total expenses                                             1,174          1,153

      Net income                                            $       25     $      548

 Net income allocated to general partner (1%)               $       --     $        5
 Net income allocated to limited partners (99%)                     25            543
                                                            $       25     $      548

 Net income per A Unit:                                     $      .14     $     3.16

 Net income per B Unit:                                     $      .14     $     3.16


           See Accompanying Notes to Consolidated Financial Statements

c)                       MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                      LIMITED PARTNERS
                                                                                 Total
                                                                               Partners'
                                        General                                 Equity
                                        Partner     "A" Units    "B" Units     (Deficit)
 Original capital contributions         $     1      $ 9,706      $ 7,538      $ 17,245

 Limited partnership units at
    December 31, 1995 and
    March 31, 1996                           --       96,284       75,152       171,436

 Partners' capital (deficit) at
    December 31, 1995                   $  (113)     $   190      $ 3,812      $  3,889

 Distributions to partners                   (2)        (228)          --          (230)

 Net income for the three
    months ended March 31, 1996              --           14           11            25

 Partners' capital (deficit) at
    March 31, 1996                      $  (115)     $   (24)     $ 3,823      $  3,684

           See Accompanying Notes to Consolidated Financial Statements

d)                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                            Three Months Ended
                                                                 March 31,
                                                            1996          1995
Cash flows from operating activities:
  Net income                                               $    25       $   548
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                              242           228
     Amortization of discounts and loan costs                   11            11
     Casualty gain                                              --          (539)
     Change in accounts:
       Restricted cash                                          (2)           (1)
       Accounts receivable                                      67           (15)
       Escrows for taxes                                       (12)         (112)
       Other assets                                             14           (14)
       Accounts payable                                       (249)           50
       Tenant security deposit liabilities                       2             1
       Accrued taxes                                            43            51
       Other liabilities                                       (48)          177

         Net cash provided by operating activities              93           385

Cash flows from investing activities:
  Property improvements and replacements                       (52)          (25)
  Deposits to restricted escrows                               (11)           (7)
  Proceeds from sale of investments                             --           246
  Purchase of investments                                       --          (150)

         Net cash (used in) provided by
           investing activities                                (63)           64

Cash flows from financing activities:
  Payments on mortgage notes payable                           (42)          (26)
  Distributions to partners                                   (230)         (367)
         Net cash used in financing activities                (272)         (393)

Net (decrease) increase in cash                               (242)           56

Cash and cash equivalents at beginning of period             1,234           850
Cash and cash equivalents at end of period                 $   992       $   906
Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   251       $   170


           See Accompanying Notes to Consolidated Financial Statements


e)                       MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

  The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

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

Investments

  Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days are considered to be held-to-maturity securities.


Note B - Related Party Transactions

  The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1996 and 1995, respectively. Such fees are included in operating expense on the consolidated statement of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Such reimbursements are included in general and administrative expense on the consolidated statement of operations. The General Partner and its current and former affiliates received reimbursements and fees as reflected in the following table:


                                                  For the Three Months Ended
                                                          March 31,
                                                    1996              1995
                                                        (in thousands)
   Property management fees                        $ 59               $ 53

   Reimbursements for services of affiliates         29                 38

   Partnership management fees (1)                   20                 33


     (1) The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

     On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


Note C - Commitment

     The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and investments totaling approximately $1.4 million, exceeded the reserve requirement of approximately $754,000 at March 31, 1996.


Note D - Casualty Gain

     Shadow Brook Apartments experienced fire damage which destroyed twelve units and damaged twelve other units in 1995. At March 31, 1995, the fire resulted in a casualty gain of approximately $539,000.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy

 Property                                           1996       1995

 Carlin Manor Apartments
     Columbus, Ohio                                  89%         86%

 Hunt Club Apartments
     Indianapolis, Indiana                           93%         86%

 Shadow Brook Apartments
     West Valley City, Utah                          99%         98%


    The General Partner attributes the increase in occupancy at Carlin Manor Apartments and Hunt Club Apartments to the fact that the General Partner has made improvements to the appearance of the properties as well as increasing the advertising of the properties. Both of these factors are believed to have contributed to the increase in occupancy.

Results of Operations

    The Partnership's net income as shown in the financial statements for the three months ended March 31, 1996, was approximately $25,000 as compared to net income of approximately $548,000 for the three months ended March 31, 1995. The decrease in net income is primarily attributable to the $539,000 casualty gain recognized in the first quarter of 1995 due to the fire damage at Shadow Brook Apartments which destroyed twelve apartments and damaged twelve others. Operating expenses have increased during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to increased utility costs, advertising, personnel and service costs. Utility costs increased as a result of the severe winter experienced in the property locales. Advertising increased as a result of the General Partner's efforts to increase occupancy. Personnel and service costs are up as a result of additional personnel at the properties and bonuses paid to property personnel. Also, net income decreased due to the decrease in other income and an increase in maintenance expense. Other income decreased due to a decrease in interest income which resulted from a decrease in investment balances during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Maintenance expense increased due to an increase in snow removal expense as a result of the severe winter weather. Also, maintenance expense increased due to increases in interior and exterior building improvements such as ceiling fan installation and skylight repairs. Furthermore, the decrease in net income was offset by decreases in general and administrative expenses and partnership management fees for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The decrease in general and administrative expense is due to the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition efforts that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function, including K-1 preparation and distribution. Partnership management fees decreased due to the decrease in distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement).

    As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

  At March 31, 1996, the Partnership had unrestricted cash of approximately $992,000 versus approximately $906,000 at March 31, 1995. Net cash provided by operating activities decreased primarily due to a decrease in accounts receivable, a decrease in the deposits to the escrows for taxes and a decrease in other liabilities. These were partially offset by a decrease in accounts payable due to the timing of payments to vendors. Net cash used in investing activities increased due to net cash received in 1995 from the sale of investments and an increase in property improvements and replacements during the three months ended March 31, 1996. Net cash used in financing activities decreased primarily due to a decrease in distributions during the first quarter of 1996 versus the first quarter of 1995. This decrease was partially offset by increased payments on mortgage notes payable.

  The Partnership has no material capital projects scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account or is available from cash and cash equivalents on hand.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Near-term needs include all operating, maintenance, and other expenses which are needed to operate the Partnership's investment properties in the near future. The mortgage indebtedness of approximately $11,288,000 is amortized over varying periods and requires balloon payments in June 1997 and October 2000 at which time the properties will be refinanced or sold. A distribution of approximately $363,000 or $3.77 per A Unit was made to the A Unit limited partners in March 1995. A distribution of approximately $4,000 was also made to the General Partner. During March 1996, a distribution of approximately $228,000 or $2.36 per A Unit was made to the A Unit limited partners, and a distribution of approximately $2,000 was made to the General Partner. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves.


                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed for the quarter ended March 31, 1996.




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



                                   MULTI-BENEFIT REALTY FUND '87-1

                                   By: CONCAP EQUITIES, INC.
                                       General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO



                                   Date: May 10, 1996