Form 10QSB
period 1996-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 1996-08-08
CIK 802200

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  June 30, 1996


 Assets
    Cash and cash equivalents:
       Unrestricted                                                 $  1,308
       Restricted--tenant security deposits                              143
    Investments                                                          108
    Accounts receivable                                                   49
    Escrows for taxes                                                    174
    Restricted escrows                                                   110
    Other assets                                                         187
    Investment properties:
       Land                                           $  1,742
       Buildings and related personal property          21,444
                                                        23,186
       Less accumulated depreciation                    (9,504)       13,682

                                                                    $ 15,761
 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                                $     76
    Accrued taxes                                                        248
    Tenant security deposits                                             144
    Other liabilities                                                    318
    Mortgage notes payable                                            11,245

 Partners' Capital (Deficit)
    General Partner                                   $   (114)
    Limited Partner "A" Unitholders -
       96,284 units outstanding                              1
    Limited Partner "B" Unitholders -
       75,152 units outstanding                          3,843         3,730

                                                                    $ 15,761

           See Accompanying Notes to Consolidated Financial Statements

b)                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                      1996         1995           1996          1995
 Revenues:
    Rental income                   $ 1,144       $ 1,060       $ 2,275        $ 2,125
    Other income                         64            82           132            179
    Casualty gain                        --            --            --            539
       Total revenues                 1,208         1,142         2,407          2,843

 Expenses:
    Operating                           395           332           814            711
    General and administrative           58            59            92            120
    Partnership management fee           --            --            20             33
    Maintenance                         138           121           243            209
    Depreciation                        245           231           487            459
    Interest                            262           265           524            530
    Property taxes                       64           108           156            207
       Total expenses                 1,162         1,116         2,336          2,269

       Net income                   $    46       $    26       $    71        $   574

 Net income allocated
    to general partner (1%)         $    --       $    --       $     1        $     6

 Net income allocated
    to limited partners (99%)            46            26            70            568
                                    $    46       $    26       $    71        $   574

 Net income per A Unit:             $   .27       $   .15       $   .41        $  3.31

 Net income per B Unit:             $   .27       $   .15       $   .41        $  3.31

           See Accompanying Notes to Consolidated Financial Statements


c)                       MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                                      LIMITED PARTNERS
                                                                                 Total
                                                                               Partners'
                                        General                                 Equity
                                        Partner     "A" Units    "B" Units     (Deficit)
 Original capital contributions         $     1      $ 9,706      $ 7,538      $ 17,245

 Limited partnership units at
    December 31, 1995 and
    June 30, 1996                            --       96,284       75,152       171,436

 Partners' capital (deficit) at
    December 31, 1995                   $  (113)     $   190      $ 3,812      $  3,889

 Distributions to partners                   (2)        (228)          --          (230)

 Net income for the six
    months ended June 30, 1996                1           39           31            71

 Partners' capital (deficit) at
    June 30, 1996                       $  (114)     $     1      $ 3,843      $  3,730

           See Accompanying Notes to Consolidated Financial Statements


d)                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                            1996          1995
Cash flows from operating activities:
   Net income                                              $    71       $   574
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                              487           459
     Amortization of loan costs                                 21            21
     Casualty gain                                              --          (539)
     Change in accounts:
       Restricted cash                                         (11)          (72)
       Accounts receivable                                      66           (55)
       Escrows for taxes                                        34          (157)
       Other assets                                             16            35
       Accounts payable                                       (261)          368
       Tenant security deposit liabilities                      12            (5)
       Accrued taxes                                           (15)           32
       Other liabilities                                       (65)           84
           Net cash provided by operating activities           355           745

Cash flows from investing activities:
   Property improvements and replacements                     (116)         (405)
   Deposits to restricted escrows                              (21)          (17)
   Receipts from restricted escrows                             --            66
   Proceeds from sale of investments                           197         2,342
   Purchase of investments                                      --        (1,753)
           Net cash provided by investing activities            60           233

Cash flows from financing activities:
   Payments on mortgage notes payable                          (86)          (66)
   Distributions to partners                                  (230)         (918)
   Loan costs paid                                             (25)           --
           Net cash used in financing activities              (341)         (984)

Net increase (decrease) in cash                                 74            (6)

Cash and cash equivalents at beginning of period             1,234           850
Cash and cash equivalents at end of period                 $ 1,308       $   844
Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $   500       $   424

           See Accompanying Notes to Consolidated Financial Statements

e)                       MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1996 and 1995, respectively. Such fees are included in operating expense on the consolidated statement of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates received reimbursements and fees as reflected in the following table:

                                                   For the Six Months Ended
                                                           June 30,
                                                    1996              1995
                                                        (in thousands)
    Property management fees                        $119              $108

    Reimbursements for services of
      affiliates (2)                                 106                83

    Partnership management fees (1)                   20                33


     (1) The Agreement provides that a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

     (2) Included in "reimbursements for services of affiliates" for 1996 is approximately $49,000 in reimbursements for construction oversight costs.

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

Note C - Commitment

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and investments totaling approximately $1,400,000, exceeded the reserve requirement of approximately $754,000 at June 30, 1996.

Note D - Casualty Gain

Shadow Brook Apartments experienced fire damage which destroyed twelve units and damaged twelve other units in 1995. At June 30, 1995, the fire resulted in a casualty gain of approximately $539,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:

                                                        Average
                                                       Occupancy

 Property                                         1996         1995

 Carlin Manor Apartments
     Columbus, Ohio                                89%         85%

 Hunt Club Apartments
     Indianapolis, Indiana                         95%         87%

 Shadow Brook Apartments
     West Valley City, Utah                        98%         98%


The General Partner attributes the increase in occupancy at Carlin Manor Apartments and Hunt Club Apartments to the fact that the General Partner has made improvements to the appearance of the properties as well as increasing the advertising of the properties. Both of these factors are believed to have contributed to the increase in occupancy.

Results of Operations

The Partnership's net income for the six months ended June 30, 1996, was approximately $71,000 as compared to net income of approximately $574,000 for the corresponding period in 1995. The Partnership recorded net income of approximately $46,000 for the three month period ended June 30, 1996, as compared to net income of $26,000 for the corresponding period in 1995. The decrease in net income for the six month period ended June 30, 1996, is primarily attributable to the $539,000 casualty gain recognized in the first quarter of 1995 due to the fire damage at Shadow Brook Apartments which destroyed twelve apartments and damaged twelve others. Furthermore, the decrease in net income for six months ended June 30, 1996, is attributable to the decrease in other income, the increase in operating expenses, and the increase in maintenance expenses. Other income decreased as a result of a decrease in the interest income earned on investments and a decrease in dividends received on an investment in Southmark Corporation. The decrease in other income is also attributable to the receipt of approximately $21,000 in 1995 of insurance proceeds related to a 1993 fire at Carlin Manor Apartments.
At the time of the receipt all costs associated with the fire damages and the related repairs had been expensed or capitalized. Operating expense increased due to an increase in advertising and concessions at Carlin Manor Apartments, which were given in an attempt to increase occupancy, and an increase in utility bills at Carlin Manor Apartments and Hunt Club Apartments due to the unusually cold winter and spring weather. Finally, maintenance expense increased due to an increase in snow removal expense, landscaping and parking area expense and pool expense. Snow removal expense increased as a result of the unusually cold winter and spring weather. Landscaping and parking area expense increased due to projects completed at Shadow Brook Apartments to improve the appearance of the property. Pool expense increased due to the resurfacing project completed at Hunt Club Apartments. Offsetting the items noted above for the six months ended June 30, 1996, are a decrease in general and administrative expense, a decrease in partnership management fees, and a decrease in property taxes. The decrease in general and administrative expense is due to the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition efforts that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function, including K-1 preparation and distribution. Partnership management fees decreased as a result of the decrease in distributable cash from operations (as defined in the Limited Partnership Agreement). The decrease in property tax expense is due to the fact that the actual 1995 tax invoice was reduced from the amount accrued at June 30, 1995, which was based on prior year amounts.

The increase in net income for the three month period ended June 30, 1996, is due primarily to the decrease in property taxes as explained above.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership for increases in expense. As part of this plan, the General Partner attempts to protect the Partnership for the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 1996, the Partnership had unrestricted cash of approximately
$1,308,000 compared to approximately $844,000 at June 30, 1995.   Net cash
provided by operating activities decreased due to a decrease in accounts payable and a decrease in other liabilities. This decrease in net cash provided by operating activities was partially offset by a decrease in accounts receivable and a decrease in deposits to the escrows for taxes. Net cash provided by investing activities decreased as a result of a decrease in cash received from restricted escrows and a decrease in net cash received from investments. This decrease in net cash provided by investing activities was partially offset by decreased purchases of property improvements and replacements during the six
months ended June 30, 1996.   Net cash used in financing activities decreased
due to a decrease in distributions during the six months ended June 30, 1996, versus the six months ended June 30, 1995.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,245,000 is amortized over varying periods and requires balloon payments in June 1997 and October 2000 at which time the properties will be refinanced or sold. During the first six months of 1996, a distribution of approximately $228,000 or $2.36 per "A" Unit was made to the "A" Unit limited partners, and a distribution of approximately $2,000 was made to the General Partner. Distributions of approximately $909,000 or $9.44 per "A" Unit were made to the "A" Unit limited partners during the first six months of 1995. Distributions of approximately $9,000 were also made to the General Partner. Future cash distributions will depend on the level of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.


                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed for the quarter ended June 30, 1996.




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



                                   Date: August 8, 1996