Form 10QSB
period 1996-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 1996-11-06
CIK 802200

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


               For the quarterly period ended September 30, 1996

                                       or

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


ITEM 1.FINANCIAL STATEMENTS

a)                     MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                   $ 1,224
     Restricted--tenant security deposits                               143
  Accounts receivable                                                    26
  Escrows for taxes                                                     276
  Restricted escrows                                                    120
  Other assets                                                          193
  Investment properties:
     Land                                            $  1,742
     Buildings and related personal property           21,624
                                                       23,366
     Less accumulated depreciation                     (9,747)       13,619
                                                                    $15,601

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                  $   113
  Accrued taxes                                                         335
  Tenant security deposits                                              142
  Other liabilities                                                     297
  Mortgage notes payable                                             11,200

Partners' Capital (Deficit)
  General Partner                                    $   (117)
  Limited Partner "A" Unitholders -
     96,284 units outstanding                            (217)
  Limited Partner "B" Unitholders -
     75,152 units outstanding                           3,848         3,514
                                                                    $15,601

          See Accompanying Notes to Consolidated Financial Statements

b)                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                       1996        1995           1996          1995
Revenues:
  Rental income                     $ 1,166      $ 1,079        $ 3,441       $ 3,204
  Other income                           66           93            198           272
  Casualty gain                          --           --             --           539
     Total revenues                   1,232        1,172          3,639         4,015

Expenses:
  Operating                             360          361          1,174         1,072
  General and administrative             43           46            135           166
  Partnership management fee             20           --             41            33
  Maintenance                           200          225            444           434
  Depreciation                          250          237            737           696
  Interest                              259          264            782           794
  Property taxes                         87          100            242           307
     Total expenses                   1,219        1,233          3,555         3,502

     Net income (loss)              $    13      $   (61)       $    84       $   513

Net (loss) income allocated
  to general partner (1%)           $    --      $    (1)       $     1       $     5
Net income (loss) allocated
  to limited partners (99%)              13          (60)            83           508
                                    $    13      $   (61)       $    84       $   513

Net income (loss) per A Unit:       $   .08      $  (.35)       $   .49       $  2.96

Net income (loss) per B Unit:       $   .08      $  (.35)       $   .49       $  2.96

           See Accompanying Notes to Consolidated Financial Statements

c)                           MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                               Total
                                                                              Partners'
                                      General         LIMITED PARTNERS         Equity
                                      Partner      "A" Units     "B" Units    (Deficit)
Original capital contributions        $     1       $ 9,706       $ 7,538     $ 17,245

Limited partnership units at
  December 31, 1995 and
  September 30, 1996                       --        96,284        75,152      171,436

Partners' capital (deficit) at
  December 31, 1995                   $  (113)      $   190       $ 3,812     $  3,889

Distributions to partners                  (5)         (454)           --         (459)

Net income for the nine months
  ended September 30, 1996                  1            47            36           84

Partners' capital (deficit) at
  September 30, 1996                  $  (117)      $  (217)      $ 3,848     $  3,514

           See Accompanying Notes to Consolidated Financial Statements

d)                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                         1996            1995
Cash flows from operating activities:
  Net income                                          $    84         $   513
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          737             696
    Amortization of loan costs                             32              32
    Casualty gain                                          --            (539)
    Change in accounts:
      Restricted cash                                     (11)            (70)
      Accounts receivable                                  89              (4)
      Escrows for taxes                                   (67)           (256)
      Other assets                                         44             (26)
      Accounts payable                                   (224)            238
      Tenant security deposit liabilities                  10              (4)
      Accrued taxes                                        72             131
      Other liabilities                                   (87)            (15)
         Net cash provided by operating activities        679             696

Cash flows from investing activities:
  Property improvements and replacements                 (317)           (925)
  Deposits to restricted escrows                          (32)            (27)
  Receipts from restricted escrows                         --              66
  Proceeds from sale of investments                       298           2,894
  Purchase of investments                                  --          (1,753)
  Net insurance proceeds from property damage              --             555
         Net cash (used in) provided by
           investing activities                           (51)            810

Cash flows from financing activities:
  Payments on mortgage notes payable                     (130)           (106)
  Distributions to partners                              (459)           (918)
  Loan costs paid                                         (49)             --
         Net cash used in financing activities           (638)         (1,024)

Net (decrease) increase in cash                           (10)            482

Cash and cash equivalents at beginning of period        1,234             850
Cash and cash equivalents at end of period            $ 1,224         $ 1,332
Supplemental disclosure of cash flow information:
  Cash paid for interest                              $   751         $   677

          See Accompanying Notes to Consolidated Financial Statements

e)                       MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1996 and 1995, respectively. Such fees are included in operating expense on the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates received reimbursements and fees as reflected in the following table:

                                                     For the Nine Months Ended
                                                           September 30,
                                                      1996              1995
                                                          (in thousands)
  Property management fees                            $179              $170

  Reimbursements for services of affiliates (1)        142                97

  Partnership management fees (2)                       41                33


   (1) Included in "reimbursements for services of affiliates" for 1996 is approximately $51,000 in reimbursements for construction oversight costs.

   (2) The Agreement provides that a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

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

NOTE C - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and investments totaling approximately $1,224,000, exceeded the reserve requirement of approximately $754,000 at September 30, 1996.

NOTE D - CASUALTY GAIN

Shadow Brook Apartments experienced fire damage which destroyed twelve units and damaged twelve other units in 1995. At September 30, 1995, the fire resulted in a casualty gain of approximately $539,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995
Carlin Manor Apartments
   Columbus, Ohio                                  90%         85%

Hunt Club Apartments
   Indianapolis, Indiana                           95%         89%

Shadow Brook Apartments
   West Valley City, Utah                          98%         98%

The General Partner attributes the increase in occupancy at Carlin Manor Apartments and Hunt Club Apartments to the fact that the General Partner has made improvements to the appearance of the properties as well as increasing the advertising of the properties. Both of these factors are believed to have contributed to the increase in occupancy.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1996, was approximately $84,000 as compared to net income of approximately $513,000 for the nine months ended September 30, 1995. The Partnership recorded net income of approximately $13,000 for the three month period ended September 30, 1996, as compared to a net loss of approximately $61,000 for the corresponding period in 1995. The decrease in net income for the nine month period ended September 30, 1996, is primarily attributable to the $539,000 casualty gain recognized in the first quarter of 1995 due to the fire damage at Shadow Brook Apartments. Furthermore, the decrease in net income for the nine months ended September 30, 1996, is attributable to the decrease in other income, the increase in operating expenses, and the increase in partnership management fees. Other income decreased as a result of a decrease in interest income earned on cash balances and a decrease in dividends received on an investment in Southmark Corporation. The decrease in other income is also attributable to the receipt of approximately $21,000 in 1995 of insurance proceeds related to a 1993 fire at Carlin Manor Apartments. At the time of the receipt all costs associated with the fire damages and the related repairs had been expensed or capitalized. Operating expense increased due to an increase in advertising and concessions at Carlin Manor Apartments, which were given in an attempt to increase occupancy, and an increase in utility bills at Carlin Manor Apartments and Hunt Club Apartments due to the unusually cold winter and spring weather. Partnership management fees increased due to an increase in distributions made to limited partners from "cash available for distribution" (as defined in the Agreement) although total distributions decreased for the nine month period ended September 30, 1996. Offsetting the items noted above for the nine months ended September 30, 1996, are a decrease in general and administrative expense and a decrease in property tax expense. The decrease in general and administrative expense is due to the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition efforts that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function, including K-1 preparation and distribution. The decrease in property tax expense is due to the fact that the actual 1995 tax invoices for Hunt Club and Shadow Brook were reduced from the amount accrued at September 30, 1995, which was based on prior year amounts.

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

Liquidity and Capital Resources

At September 30, 1996, the Partnership had unrestricted cash of approximately
$1,224,000 compared to approximately $1,332,000 at September 30, 1995.   Net
cash provided by operating activities at September 30, 1996, is consistent with that of the same period in the prior year. Net cash used in investing activities increased as a result of a decrease in cash received from restricted escrows and a decrease in net cash received from investments. This increase in net cash used in investing activities was partially offset by decreased purchases of property improvements and replacements during the nine months ended September 30, 1996. Net cash used in financing activities decreased due to a decrease in distributions and increased payments on the mortgage notes payable during the nine months ended September 30, 1996, versus the nine months ended September 30, 1995.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account, or from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,200,000 is amortized over varying periods and requires balloon payments in June 1997 and October 2000 at which time the properties will be refinanced or sold. During the first nine months of 1996, distributions of approximately $454,000 or $4.72 per "A" Unit were made to the "A" Unit limited partners, and a distribution of approximately $5,000 was made to the General Partner. Distributions of approximately $909,000 or $9.44 per "A" Unit were made to the "A" Unit limited partners during the first nine months of 1995. Distributions of approximately $9,000 were also made to the General Partner. Future cash distributions will depend on the level of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K:

    None filed for the quarter ended September 30, 1996.




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

                             Date:  November 6, 1996