Form 10KSB
period 1996-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 1997-03-24
CIK 802200

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $4,861,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                       PART I


Item 1.  Description of Business

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized on September 8, 1986, as a limited partnership under the California Revised Limited Partnership Act. On December 10, 1986, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 33-8908) and commenced a public offering for sale of $60 million of Units of Depositary Receipts (collectively, the "Units," and individually, "Unit"). Two classes of Units ("A" Units and "B" Units, herein so called), entitled to different rights and priorities as to cash distributions and partnership allocations, were offered. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders ("Unit holders") thereof to participate in certain allocations and distributions of the Partnership. The General Partner of the Partnership intended that the "A" Units and "B" Units be allocated such that the "B" Units would not exceed 25% nor be less than 20% of the total amount of the Units sold. At the end of the current fiscal year, the "B" Units represented approximately 44% of the total amount of the Units sold. The General Partner is currently considering several alternative procedures to conform the unit allocations more closely to the intended investment objectives. The General Partner intends to continue such consideration, but has not yet determined a feasible alternative. The Corporate Limited Partner of the Partnership is Multi-Benefit '87-1 Depositary Corporation, an affiliate of the General Partner. The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. The Partnership filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-16684) on April 11, 1988. The sale of Units closed on September 30, 1988, with 172,436 Units sold at $100 each, or gross proceeds of approximately $17.2 million to the Partnership. The Partnership retired a total of 1,000 Units during 1993, in accordance with its Partnership Agreement ("Agreement"). The Partnership gave no consideration for the Units retired. The Partnership may repurchase or retire any Units, at its absolute discretion, but is under no obligation to do so.

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the Corporate Limited Partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI") acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unit holders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unit holders dated August 10, 1990. As part of this solicitation, the Unit holders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by an affiliate of Insignia Financial Group, Inc. ("Insignia") which acquired the stock through two transactions in December 1994, and October 1995.

A further description of the Partnership's business is included in "Item 6 - Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by Insignia Residential Group, L.P., an affiliate of Insignia, an affiliate of the General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

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

Item 2.  Description of Properties

The following table sets forth the Registrant's investments in properties:

                                  Date of
Property                         Purchase     Type of Ownership        Use

Carlin Manor Apartments          11/87     Fee ownership, subject  Apartment
 Columbus, Ohio                            to first mortgage.      278 units

Hunt Club Apartments             05/87     Fee ownership, subject  Apartment
 Indianapolis, Indiana                     to first mortgage.      200 units

Shadow Brook Apartments          05/87     Fee ownership, subject  Apartment
 West Valley City, Utah                    to first mortgage.      300 units


Schedule of Properties:
    (dollar amounts in thousands)

                          Gross
                        Carrying  Accumulated                   Federal
Property                  Value   Depreciation  Rate   Method  Tax Basis

Carlin Manor Apartments $ 6,561    $ 3,307       5-30     SL    $ 5,471
Hunt Club Apartments      6,796      3,239       5-30     SL      4,309
Shadow Brook Apartments  10,197      3,457       5-30     SL      6,692

  Total                 $23,554    $10,003                      $16,472


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:
  (dollar amounts in thousands)


                   Principal                               Principal
                  Balance At   Stated                       Balance
                 December 31, Interest   Period  Maturity   Due At
Property             1996       Rate   Amortized   Date    Maturity

Carlin Manor
 1st Mortgage      $ 2,500      7.33%     (1)     11/03     $2,500

Hunt Club
 1st Mortgage        3,850      8.30%    84 mo.   10/00      3,575

Shadow Brook
 1st Mortgage        6,000      7.33%     (1)     11/03      6,000

                   $12,350


(1) Payments consist of interest only.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                               Average Annual           Average Annual
                                Rental Rates              Occupancy
                           1996           1995          1996     1995

Carlin Manor           $5,497/unit     $5,359/unit       90%      86%
Hunt Club               7,074/unit      6,893/unit       94%      91%
Shadow Brook            6,511/unit      5,763/unit       97%      98%

The General Partner attributes the increase in occupancy at Carlin Manor Apartments and Hunt Club Apartments to the fact that the General Partner has made improvements to the appearance of the properties as well as an increase in advertising at the properties.

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

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):

                                      1996           1996
                                     Billing         Rate

Carlin Manor                           $107          5.4%
Hunt Club                               149          9.2%
Shadow Brook                             81          1.4%


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

Item 4.  Submission of Matters to a Vote of Partners

During the fiscal year ended December 31, 1996, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.



                                      PART II


Item 5. Market For the Registrant's Units of Depository Receipts and Related Security Holder Matters

(A) No established public trading market for the Units exists nor is one expected to develop.

(B)  Title of Class:                        Number of Record Unit holders:

     Units of Depositary Receipts
                          A Units              915 as of December 31, 1996
                          B Units            1,006 as of December 31, 1996

(C) Distributions of approximately $459,000 were made in 1996, while distributions of approximately $918,000 were paid in 1995. All of the distributions to the limited partners in both 1996 and 1995 were paid to the "A" Unit holders. No distributions have been made to the "B" Unit holders.

Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. At this time, the General Partner anticipates that cash distributions will be made during fiscal 1997.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1996, was approximately $46,000 as compared to net income of approximately $383,000 for the year ended December 31, 1995. The decrease in net income in 1996 is primarily attributable to the $612,000 casualty gain recognized in 1995 due to the fire damage at Shadow Brook Apartments, a decrease in other income and an increase in operating expenses. Other income decreased as a result of a decrease in interest income earned on cash balances and a decrease in dividends received on an investment in Southmark Corporation. The decrease in other income is also attributable to the receipt of approximately $21,000 in 1995 of insurance proceeds related to a 1993 fire at Carlin Manor apartments. At the time of the receipt, all costs associated with the fire damages and the related repairs had been expensed or capitalized. Operating expenses increased due to an increase in advertising and concessions at Carlin Manor Apartments, which were given to increase occupancy, and an increase in utility bills at Carlin Manor Apartments and Hunt Club Apartments due to the unusually cold winter and spring weather.

Offsetting the items noted above was an increase in rental income and decreases in Partnership management fees and maintenance expense. The increase in rental income is the result of increased occupancy at the investment properties. The Partnership management fee expense decreased due to a decrease in distributions made to limited partners from "cash available for distribution" (as defined in the Agreement). Maintenance expense decreased as a result of a large gutter replacement project and painting project done at Hunt Club Apartments in 1995. Included in maintenance expense for the year ended December 31, 1996, is approximately $138,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building improvements and swimming pool repairs.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $1,860,000 compared to approximately $1,240,000 at December 31, 1995. Net cash provided by operating activities at December 31, 1996, increased primarily due to the increase in accounts receivable due to the timing of payments. Net cash used in investing activities increased in comparison to 1995 due to the insurance proceeds from property damage received in 1995 and a decrease in purchases of property improvements and replacements. These decreases were offset by an increase in deposits to restricted escrows and a decrease in proceeds from sale of investments. Net cash provided by financing activities increased due to the refinancing of Carlin Manor and Shadow Brook.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

On November 13, 1996, the Partnership financed Carlin Manor and refinanced Shadow Brook. The Partnership received $8,500,000 in gross proceeds from the financings and repaid a mortgage note on Shadow Brook of approximately $7,314,000. The previous mortgage note on Shadow Brook had a stated interest rate of 9.19% and a maturity date of June 1, 1997. The new mortgage notes require monthly interest only payments at a stated interest rate of 7.33% and have balloon payments due on November 1, 2003.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,350,000 requires balloon payments in October 2000 and November 2003, at which time the properties will be refinanced or sold. For the years ended December 31, 1996 and 1995, distributions of approximately $454,000 and $909,000, respectively, were made to the "A" Unit limited partners. Related distributions of approximately $5,000 and $9,000 were also made to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

Item 7.  Financial Statements


MULTI-BENEFIT REALTY FUND '87-1

LIST OF FINANCIAL STATEMENTS



Report of Independent Auditor

Consolidated Balance Sheet--December 31, 1996

Consolidated Statements of Operations--Years ended December 31, 1996 and 1995

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
       December 31, 1996 and 1995

Consolidated Statements of Cash Flows--Years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements




                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Multi-Benefit Realty Fund -87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnerships management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 17, 1997
                        MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996


Assets
     Cash and cash equivalents:
        Unrestricted                                              $  1,860
        Restricted - tenant security deposits                          140
     Other assets                                                    1,061
     Investment properties:
        Land                                         $  1,742
        Buildings and related personal property        21,812
                                                       23,554
        Less accumulated depreciation                 (10,003)      13,551

                                                                  $ 16,612
Liabilities and Partners' Capital (Deficit)

Liabilities
     Accounts payable                                             $    164
     Accrued taxes                                                     264
     Tenant security deposits                                          140
     Other liabilities                                                 218
     Mortgage notes payable                                         12,350

Partners' Capital (Deficit)
     General Partner                                 $   (118)
     Limited Partner "A" Unit holders -
           96,284 units outstanding                      (238)
     Limited Partner "B" Unit holders -
           75,152 units outstanding                     3,832        3,476
                                                                  $ 16,612


            See Accompanying Notes to Consolidated Financial Statements


                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                   Years Ended December 31,
                                                      1996        1995
Revenues:
  Rental income                                     $ 4,595    $ 4,312
  Other income                                          266        348
  Casualty gain                                          --        612
     Total revenues                                   4,861      5,272

Expenses:
  Operating                                           1,614      1,488
  General and administrative                            199        203
  Partnership management fee                             41         82
  Maintenance                                           600        745
  Depreciation                                          993        959
  Interest                                            1,041      1,056
  Property taxes                                        327        356
     Total expenses                                   4,815      4,889

       Net income                                   $    46    $   383

Net income allocated to general
  partner (1%)                                      $    --    $     4
Net income allocated to limited
  partners (99%)                                         46        379
                                                    $    46    $   383

Net income per "A" Unit                             $   .27    $  2.21

Net income per "B" Unit                             $   .27    $  2.21


            See Accompanying Notes to Consolidated Financial Statements



                        MULTI-BENEFIT REALTY FUND '87-1

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                                                   Total
                                                                 Partners'
                                 General     Limited Partners     Capital
                                 Partner  "A" Units  "B" Units   (Deficit)

Original capital contributions   $     1   $ 9,706    $ 7,538    $ 17,245

Limited partnership units at
  December 31, 1996 and
  December 31, 1995                   --    96,284     75,152     171,436

Partners' capital (deficit)
  at December 31, 1994           $  (108)  $   886    $ 3,646    $  4,424
Net income for the year ended
  December 31, 1995                    4       213        166         383
Distributions for the year
  ended December 31, 1995             (9)     (909)        --        (918)
Partners' capital (deficit)
  at December 31, 1995              (113)      190      3,812       3,889
Net income for the year ended
  December 31, 1996                   --        26         20          46
Distributions for the year
  ended December 31, 1996             (5)     (454)        --        (459)
Partners' capital (deficit)
  at December 31, 1996           $  (118)  $  (238)   $ 3,832    $  3,476


            See Accompanying Notes to Consolidated Financial Statements


                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                            For the Years Ended
                                                                December 31,
                                                             1996       1995
Cash flows from operating activities:
  Net income                                               $    46  $   383
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                               993      959
    Amortization of loan costs                                  45       43
    Casualty gain                                               --     (612)
    Change in accounts:
       Restricted cash                                          (8)    (132)
       Accounts receivable                                      69     (107)
       Due from affiliates                                      --       10
       Other assets                                             46       (7)
       Escrows for taxes and insurance                          --     (208)
       Accounts payable                                       (222)     375
       Accrued taxes                                             1       17
       Tenant security deposit liabilities                       7        1
       Other liabilities                                      (116)     (63)
           Net cash provided by operating activities           861      659

Cash flows from investing activities:
  Property improvements and replacements                      (506)  (1,229)
  Deposits to restricted escrows                              (348)     (38)
  Receipts from restricted escrows                              --       66
  Proceeds from sale of investments                            298    3,447
  Purchase of investments                                       --   (2,305)
  Net insurance proceeds from property damage                   --      831
         Net cash (used in) provided by
           investing activities                               (556)     772

Cash flows from financing activities:
  Proceeds from long-term borrowings                         8,500       --
  Repayment of mortgage notes payable                       (7,314)      --
  Loan costs paid                                             (246)      --
  Payments on mortgage notes payable                          (166)    (148)
  Distributions to partners                                   (459)    (918)
           Net cash provided by (used in)
             financing activities                              315   (1,066)

Net increase in cash and cash equivalents                      620      365

Cash and cash equivalents at beginning of period             1,240      875
Cash and cash equivalents at end of period                 $ 1,860  $ 1,240
  Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 1,001  $   929


          See Accompanying Notes to Consolidated Financial Statements

                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Significant Accounting Policies

Organization: Multi-Benefit Realty Fund '87-1 (the "Partnership") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership filed September 8, 1986. The Partnership commenced operations on February 27, 1987, the date on which impound requirements were met. The Partnership operates three apartment properties located in the Mid-west and West.

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the Corporate Limited Partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI"), acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unit holders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unit holders dated August 10, 1990. As part of this solicitation, the Unit holders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by an affiliate of Insignia Financial Group, Inc. ("Insignia") which acquired the stock through two transactions in December 1994 and October 1995.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99% owned partnership. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Partners' Capital (Deficit): The Partnership has issued two classes of Units of Depositary Receipts ("Units"), "A" Units and "B" Units. The two classes of both are entitled to different rights and priorities as to cash distributions and partnership allocations. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unit holders") to participate in certain allocations and distributions of the Partnership.

The Partnership Agreement("Agreement") provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General
Partner and 99% to the Unit holders until their capital accounts are depleted. Additional net losses are allocated to the General Partner.

Distributable cash from operations is allocated 1% to the General Partner and 99% to the Unit holders with holders of "A" Units first receiving their priority return, then the balance is split equally between holders of "A" Units and "B" Units. The General Partner receives 1% of surplus funds and holders of "A" Units will receive their priority return, then both classes of Unit holders will receive a return of their invested capital. Any remainder will be allocated 10% to holders of "A" Units and 90% to holders of "B" Units.

Cash and Cash Equivalents:

         Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

Capital Replacement Reserve: In relation to the mortgages at all three properties, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 1996, the balance was approximately $437,000 and is included in other assets.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5-15 years.

Loan Costs: Loan costs of approximately $348,000 less accumulated amortization of approximately $4,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans. During 1996, approximately $246,000 was added to loan cost as a result of the financing obtained at Carlin Manor and Shadow Brook.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $100,000 and $79,000 for the years ended December 31, 1996 and 1995, respectively.

Fair Value:   In 1995, the Partnership implemented "FASB No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

                 Principal    Monthly                     Principal
                Balance At    Payment   Stated             Balance
               December 31,  Including Interest Maturity   Due At
Property           1996      Interest    Rate     Date    Maturity

Carlin Manor
  1st mortgage   $ 2,500       $15      7.33%   11/01/03   $2,500
Hunt Club
  1st mortgage     3,850        32      8.30%   10/01/00    3,575
Shadow Brook
  1st mortgage     6,000        37      7.33%   11/01/03    6,000

Totals           $12,350


The estimated fair values of the Partnership's aggregate debt is approximately $12,494,000. This value represents a general approximation of possible value and is not necessarily indicative of the amount the Partnership may pay in actual market transactions.

The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On November 13, 1996, the Partnership financed Carlin Manor and refinanced Shadow Brook. The Partnership received $8,500,000 in gross proceeds from the financings and repaid a mortgage note on Shadow Brook of approximately $7,314,000. The previous mortgage note on Shadow Brook had a stated interest rate of 9.19% and a maturity date of June 1, 1997. The new mortgage notes require monthly interest only payments at a stated interest rate of 7.33% and have balloon payments due on November 1, 2003.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (dollar amounts in thousands):


                  1997                   65
                  1998                   71
                  1999                   77
                  2000                3,637
                  2001                   --
                  Thereafter          8,500
                                    $12,350

Note C- Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss (in thousands, except per unit data):


                                                 1996          1995
Net income as reported                          $   46        $ 383
Add (deduct):
  Write-downs of fixed asset values                 15           --
  Deferred casualty gain                            --         (612)
  Depreciation differences                         122          155
  Change in prepaid rental                         (86)          95
  Other                                            (41)         (88)

Federal taxable loss                            $  (56)       $ (67)
Federal taxable loss per limited
    partnership unit                            $ (.32)       $(.39)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

    Net assets as reported                       $3,476
    Buildings                                     2,056
    Accumulated depreciation                        866
    Syndication fees                              1,975
    Other                                            44
    Net assets - tax basis                       $8,417

Note D - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1996 and 1995, respectively. Such fees are included in operating expense on the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates received reimbursements and fees as reflected in the following table:

                                                       For the Year Ended
                                                          December 31,
                                                        1996         1995
                                                         (in thousands)

   Property management fees                            $240          $223
   Reimbursements for services of affiliates (1)        178           120
   Partnership management fees (2)                       41            82

(1)Included in "reimbursements for services of affiliates for 1996 is approximately $54,000 in reimbursements for construction oversight costs.

(2)The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

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

Note E - Commitments and Contingencies

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $1.9 million, exceeded the reserve requirement of approximately $754,000 at December 31, 1996.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.


Note F - Real Estate and Accumulated Depreciation

Investment Properties                              Initial Cost
(dollar amounts in thousands)                     To Partnership
                                                                  Cost
                                                Buildings      Capitalized
                                               and Related   (Written Down)
                                                 Personal     Subsequent to
Description              Encumbrances   Land     Property      Acquisition

Carlin Manor Apartments
 Columbus, Ohio             $ 2,500     $  408    $ 6,582      $  (429)

Hunt Club Apartments
 Indianapolis, Indiana        3,850        485      5,673          638

Shadow Brook Apartments
 West Valley City, Utah       6,000        961      8,263          973

 Totals                    $ 12,350     $1,854    $20,518      $ 1,182


                      Gross Amount At Which Carried
                           At December 31, 1996
                                 Buildings
                                And Related
                                 Personal                Accumulated      Date of       Date     Depreciable
Description               Land   Property      Total     Depreciation   Construction   Acquired   Life-Years
Carlin Manor Apartments                                                   Phase I
 Columbus, Ohio         $  295    $ 6,266      $6,561       $3,307          1967        11/87       5-30
                                                                          Phase II
                                                                            1972
Hunt Club Apartments
 Indianapolis, Indiana     485      6,311       6,796        3,239          1979        05/87       5-30

Shadow Brook Apartments
 West Valley City, Utah    962      9,235      10,197        3,457          1985        05/87       5-30

   Totals               $1,742    $21,812     $23,554      $10,003


Reconciliation of "Investment Properties and Accumulated Depreciation" (dollar amounts in thousands):

                                              Years Ended December 31,
                                                 1996          1995
Real Estate
Balance at beginning of year                    $23,073       $22,208
  Property improvements                             506         1,229
  Disposals of property                             (25)         (364)

Balance at End of Year                          $23,554       $23,073

Accumulated Depreciation
Balance at beginning of year                    $ 9,020       $ 8,188
  Additions charged to expense                      993           959
  Disposition of property                           (10)         (127)

Balance at End of Year                          $10,003       $ 9,020


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $25,610,000 and approximately $25,104,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $9,137,000 and approximately $8,267,000.

Note G - Casualty Gain

Shadow Brook Apartments experienced fire damage which destroyed twelve units and damaged twelve others. The fire resulted in a casualty gain of approximately $612,000 during the year ended December 31, 1995.

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


                                      PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1995, their ages and the nature of all positions with CEI presently held by them are as follows:

       NAME OF INDIVIDUAL             POSITION IN CEI            AGE

       William H. Jarrard, Jr.        President                   50

       Ronald Uretta                  Vice President/Treasurer    41

       John K. Lines                  Vice President/Secretary    37

       Kelley M. Buechler             Assistant Secretary         39

       Martha L. Long                 Controller                  37


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Insignia's Secretary from January 1992 to June 1994 and as Insignia's Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of Metropolitan Asset Group.

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

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, South Carolina.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992, and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

Item 10.    Executive Compensation

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the years ended December 31, 1996 and December 31, 1995. The Partnership has no plans to pay any such renumeration to any directors or officers of the General Partner in the future.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      As of December 31, 1996, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)   Beneficial Owners of Management

      Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                        NUMBER OF       PERCENT
      NAME AND ADDRESS                 CEI SHARES       OF TOTAL

      GII Realty, Inc.                   100,000          100%
      One Insignia Financial Plaza
      P.O. Box 1089
      Greenville, SC 29602


      GII Realty, Inc. is owned by an affiliate of Insignia (see "Item 1").

Item 12.    Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements and Supplementary Data," Note D - Related Party Transactions, for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Registrant has paid property management fees based upon collected gross rental revenues for property management services of approximately $240,000 and $223,000 for the years ended December 31, 1996 and 1995, respectively. All of the above referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Agreement.

Item 13.  Exhibits and Reports on Form 8-K

           (a)     Exhibits:

                   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              (b)  Reports on Form 8-K:

                   None filed for the quarter ended December 31, 1996.


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

                            MULTI-BENEFIT REALTY FUND '87-1

                         By:  CONCAP EQUITIES, INC.
                              Its General Partner,

March 21, 1997                    By:  /s/ William H. Jarrard, Jr.
Date                                   William H. Jarrard, Jr.
                                       President


March 21, 1997                    By:  /s/ Ronald Uretta
Date                                   Ronald Uretta
                                       Vice President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 21, 1997                    By:  /s/ William H. Jarrard, Jr.
Date                                   William H. Jarrard, Jr.
                                       Director and President

March 21, 1997                    By:  /s/ Ronald Uretta
Date                                   Ronald Uretta
                                       Vice President/Treasurer

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

          10.19 Multifamily Note dated November 1, 1996, between Multi-Benefit Realty Fund '87-1, a California limited partnership, and Lehman Brokers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

          10.20 Multifamily Note dated November 1, 1996, between Multi-Benefit Realty Fund '87-1, a California limited partnership, and Lehman Brokers Holdings Inc. d/b/a Lehman
                     Capital, A Division of Lehman Brothers
                     Holdings, Inc.

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