Form 10QSB
period 1997-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 1997-05-01
CIK 802200

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


                 For the quarterly period ended March 31, 1997

                                       or

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

                                 March 31, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                  $  1,531
     Restricted--tenant security deposits                               140
  Accounts receivable                                                    10
  Escrows for taxes                                                     139
  Restricted escrows                                                    346
  Other assets                                                          345
  Investment properties:
     Land                                            $  1,742
     Buildings and related personal property           21,871
                                                       23,613
     Less accumulated depreciation                    (10,242)       13,371

                                                                   $ 15,882
Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                 $     98
  Accrued taxes                                                         301
  Tenant security deposits                                              140
  Other liabilities                                                     213
  Mortgage notes payable                                             12,335

Partners' Capital (Deficit)
  General Partner                                    $   (125)
  Limited Partner "A" Unitholders -
     96,284 units outstanding                            (915)
  Limited Partner "B" Unitholders -
     75,152 units outstanding                           3,835         2,795

                                                                   $ 15,882

          See Accompanying Notes to Consolidated Financial Statements

b)                       MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                           Three Months Ended
                                                                 March 31,
                                                             1997          1996
Revenues:
   Rental income                                           $1,164        $1,131
   Interest Income                                             26            20
   Other income                                                56            48
     Total revenues                                         1,246         1,199

Expenses:
   Operating                                                  442           419
   General and administrative                                  23            34
   Partnership management fees                                 61            20
   Maintenance                                                130           105
   Depreciation                                               239           242
   Interest                                                   251           262
   Property taxes                                              92            92
     Total expenses                                         1,238         1,174

     Net income                                            $    8        $   25

Net income allocated to general partner (1%)               $   --        $   --
Net income allocated to limited partners (99%)                  8            25
                                                           $    8        $   25

Net income per A Unit:                                     $  .05        $  .14

Net income per B Unit:                                     $  .05        $  .14

          See Accompanying Notes to Consolidated Financial Statements


c)                      MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                                        Total
                                                                      Partners'
                                      General     LIMITED PARTNERS      Equity
                                      Partner   "A" Units  "B" Units  (Deficit)

Original capital contributions        $     1    $ 9,706   $ 7,538     $ 17,245

Limited partnership units at
  December 31, 1996 and
  March 31, 1997                           --     96,284    75,152      171,436

Partners' capital (deficit) at
  December 31, 1996                   $  (118)   $  (238)  $ 3,832     $  3,476

Distributions to partners                  (7)      (682)       --         (689)

Net income for the three
  months ended March 31, 1997              --          5         3            8

Partners' capital (deficit) at
  March 31, 1997                      $  (125)   $  (915)  $ 3,835     $  2,795

          See Accompanying Notes to Consolidated Financial Statements

d)                       MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                               March 31,
                                                          1997            1996
Cash flows from operating activities:
 Net income                                             $    8          $   25
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                            239             242
   Amortization of loan costs                               16              11
   Change in accounts:
      Restricted cash                                       --              (2)
      Accounts receivable                                   37              67
      Escrows for taxes                                     70             (12)
      Other assets                                           8              14
      Accounts payable                                     (66)           (249)
      Tenant security deposit liabilities                   --               2
      Accrued taxes                                         37              43
      Other liabilities                                     (4)            (48)
        Net cash provided by operating activities          345              93

Cash flows from investing activities:
 Property improvements and replacements                    (59)            (52)
 Deposits to restricted escrows                            (57)            (11)
 Receipts from restricted escrows                          148              --
        Net cash provided by (used in)
         investing activities                               32             (63)

Cash flows from financing activities:
 Loan costs                                                 (1)             --
 Payments on mortgage notes payable                        (16)            (42)
 Distributions to partners                                (689)           (230)
        Net cash used in financing activities             (706)           (272)

Net decrease in cash                                      (329)           (242)

Cash and cash equivalents at beginning of period         1,860           1,234
Cash and cash equivalents at end of period             $ 1,531         $   992
Supplemental disclosure of cash flow information:
 Cash paid for interest                                $   236         $   251

          See Accompanying Notes to Consolidated Financial Statements

e)                       MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1997 and 1996, respectively. Such fees are included in operating expense on the consolidated statement of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                     For the Three Months Ended
                                                             March 31,
                                                        1997           1996
                                                           (in thousands)

 Property management fees                               $ 61           $ 59
 Reimbursements for services of affiliates (1)            30             29
 Partnership management fees (2)                          61             20

(1) Included in "reimbursements for services of affiliates" for 1997, is approximately $2,000 in reimbursements for construction oversight costs.

(2) The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and investments totaling approximately $1.5 million, exceeded the reserve requirement of approximately $754,000 at March 31, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                      Average
                                                     Occupancy
Property                                          1997         1996

Carlin Manor Apartments
   Columbus, Ohio                                  90%          89%

Hunt Club Apartments
   Indianapolis, Indiana                           93%          93%

Shadow Brook Apartments
   West Valley City, Utah                          97%          99%

Results of Operations

The Partnership's net income as shown in the financial statements for the three months ended March 31, 1997, was approximately $8,000 as compared to net income of approximately $25,000 for the three months ended March 31, 1996. The decrease in net income is due primarily to increases in partnership management fees and maintenance expenses. The increase in property management fees is the result of increases in distributions made to limited partners from "cash available for distribution" (as defined in the Agreement). Maintenance expenses increased primarily due to a paving project at Hunt Club. Included in maintenance expense for the three months ended March 31, 1997, is approximately $27,000 of major repairs and maintenance comprised primarily of parking lot paving, swimming pool repairs and window coverings.

Offsetting these increased expenses were increases in interest income and other income, and a decrease in general and administrative costs. The increase in interest income is due to an increase in invested cash and cash equivalents. Other income increased due to increases in pet fees, lease cancellation fees and cleaning and damage fees.

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

Liquidity and Capital Resources

At March 31, 1997, the Partnership had unrestricted cash of approximately $1,531,000 versus approximately $992,000 at March 31, 1996. Net cash provided by operating activities increased primarily due to the decrease in the escrow for taxes and a decrease in cash used for payment of accounts payable. Net cash provided by investing activities increased due to increased receipts from restricted escrows. Net cash used in financing activities increased due to an increase in distributions to partners. This increase was partially offset by a decrease in the payments made on mortgages notes payable.

The Partnership has no material capital projects scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, is received from the capital reserve account or is available from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,335,000 is amortized over varying periods and requires balloon payments in October 2000 and November 2003 at which time the properties will be refinanced or sold. During the three months ended March 31, 1997, a distribution of approximately $682,000 was made to the A Unit limited partners, and a distribution of approximately $7,000 was made to the General Partner. A distribution of approximately $228,000 was made to the A Unit limited partners and a distribution of approximately $2,000 was made to the General Partner during the three months ended March 31, 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves.


                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)  Reports on Form 8-K:

    None filed for the quarter ended March 31, 1997.



                                   SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MULTI-BENEFIT REALTY FUND '87-1

                             By: CONCAP EQUITIES, INC.
                                 General Partner

                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President

                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President/Treasurer

                             Date:  May 1, 1997