Form 10QSB
period 1997-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 1997-08-08
CIK 802200

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from.........to.........

                        Commission file number 0-16684


                       MULTI-BENEFIT REALTY FUND '87-1
      (Exact name of small business issuer as specified in its charter)

       California                                        94-3026785
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

    One Insignia Financial Plaza
     Greenville, South Carolina                             29602
(Address of principal executive offices)                  (Zip Code)

                  (Issuer's telephone number) (864) 239-1000

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

                                 June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                    $  1,616
     Restricted--tenant security deposits                                 133
  Accounts receivable                                                      10
  Escrow for taxes and insurance                                           77
  Restricted escrows                                                      401
  Other assets                                                            365
  Investment properties:
     Land                                                $  1,742
     Buildings and related personal property               22,049
                                                           23,791
     Less accumulated depreciation                        (10,484)     13,307

                                                                     $ 15,909
Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $     85
  Accrued taxes                                                           259
  Tenant security deposits                                                133
  Other liabilities                                                       221
  Mortgage notes payable                                               12,319

Partners' Capital (Deficit)
  General Partner                                        $   (124)
  Limited Partner "A" Unitholders -
     96,284 units outstanding                                (862)
  Limited Partner "B" Unitholders -
     75,152 units outstanding                               3,878       2,892

                                                                     $ 15,909

         See Accompanying Notes to Consolidated Financial Statements


b)                          MULTI-BENEFIT REALTY FUND '87-1

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                               Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                                 1997      1996       1997      1996
Revenues:
  Rental income                 $ 1,173  $ 1,144    $ 2,337  $ 2,275
  Interest income                    19       20         45       40
  Other income                       54       44        110       92
     Total revenues               1,246    1,208      2,492    2,407

Expenses:
  Operating                         376      395        818      814
  General and administrative         48       58         71       92
  Partnership management fee         --       --         61       20
  Maintenance                       141      138        271      243
  Depreciation                      242      245        481      487
  Interest                          251      262        502      524
  Property taxes                     91       64        183      156
     Total expenses               1,149    1,162      2,387    2,336

     Net income                 $    97  $    46    $   105  $    71

Net income allocated
  to general partner (1%)       $     1  $    --    $     1  $     1
Net income allocated
  to limited partners (99%)          96       46        104       70
                                $    97  $    46    $   105  $    71

Net income per A Unit:          $   .55  $   .27    $   .60  $   .41

Net income per B Unit:          $   .55  $   .27    $   .60  $   .41

               See Accompanying Notes to Consolidated Financial Statements


c)                           MULTI-BENEFIT REALTY FUND '87-1
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)


                                                                  Total
                                                                Partners'
                                  General    Limited Partners     Equity
                                  Partner   "A" Units "B" Units (Deficit)

Original capital contributions    $     1    $ 9,706   $ 7,538   $ 17,245

Limited partnership units at
  December 31, 1996 and
  June 30, 1997                        --     96,284    75,152    171,436

Partners' capital (deficit) at
  December 31, 1996               $  (118)   $  (238)  $ 3,832   $  3,476

Distributions to partners              (7)      (682)       --       (689)

Net income for the six
  months ended June 30, 1997            1         58        46        105

Partners' capital (deficit) at
  June 30, 1997                   $  (124)   $  (862)  $ 3,878   $  2,892

               See Accompanying Notes to Consolidated Financial Statements


d)                        MULTI-BENEFIT REALTY FUND '87-1

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)



                                                             Six Months Ended
                                                                 June 30,
                                                             1997         1996
Cash flows from operating activities:
  Net income                                              $   105      $    71
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                              481          487
    Amortization of loan costs                                 31           21
    Change in accounts:
      Restricted cash                                           7          (11)
      Accounts receivable                                      37           66
      Escrow for taxes and insurance                          132           34
      Other assets                                            (27)          16
      Accounts payable                                        (79)        (261)
      Tenant security deposit liabilities                      (7)          12
      Accrued taxes                                            (5)         (15)
      Other liabilities                                         3          (65)
         Net cash provided by operating activities            678          355

Cash flows from investing activities:
  Property improvements and replacements                     (236)        (116)
  Deposits to restricted escrows                             (112)         (21)
  Receipts from restricted escrows                            148           --
  Proceeds from sale of investments                            --          197
         Net cash (used in) provided by
             investing activities                            (200)          60

Cash flows from financing activities:
  Payments on mortgage notes payable                          (32)         (86)
  Distributions to partners                                  (689)        (230)
  Loan costs paid                                              (1)         (25)
         Net cash used in financing activities               (722)        (341)

Net (decrease) increase in cash                              (244)          74

Cash and cash equivalents at beginning of period            1,860        1,234
Cash and cash equivalents at end of period                $ 1,616      $ 1,308
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   471      $   500

            See Accompanying Notes to Consolidated Financial Statements

e)                       MULTI-BENEFIT REALTY FUND '87-1

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1997 and 1996, respectively. Such fees are included in operating expense on the consolidated statement of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                  For the Six Months Ended
                                                          June 30,
                                                      1997         1996
                                                       (in thousands)
  Property management fees                            $122        $119
  Reimbursements for services of affiliates (1)         54         106
  Partnership management fees (2)                       61          20


   (1) Included in "reimbursements for services of affiliates" for 1996 is approximately $49,000 in reimbursements for construction oversight costs.

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

NOTE C - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and investments totaling approximately $1,616,000, exceeded the reserve requirement of approximately $759,000 at June 30, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:

                                                       Average
                                                      Occupancy
Property                                          1997         1996
Carlin Manor Apartments
   Columbus, Ohio                                  90%         89%

Hunt Club Apartments
   Indianapolis, Indiana                           92%         95%

Shadow Brook Apartments
   West Valley City, Utah                          97%         98%


Results of Operations

The Partnership's net income for the three and six month periods ended June 30, 1997, was approximately $97,000 and $105,000, respectively, compared to net income of approximately $46,000 and $71,000, respectively, for the same periods of 1996. The increase in net income is primarily due to increases in revenues. The increase in revenues is due to an increase in rental income, interest income and other income. The increase in rental income is primarily due to an increase in rental rates at Shadow Brook Apartments which more than offset the slight decrease in average occupancy. Additionally, Carlin Manor Apartments also had increased rental income caused by the increase in occupancy. The increase in other income is due to an increase in deposit forfeitures, lease cancellation fees, and cleaning and damage fees primarily due to an increase in turnover at Shadow Brook Apartments. Interest income increased due to an increase in invested cash and cash equivalents. In addition to the increase in revenues, the Partnership had a decrease in general and administrative expense. The decrease in general and administrative expense is due to a decrease in legal expense. Offsetting the above increases to net income were increases in partnership management fees, maintenance expense, and tax expense. The increase in partnership management fees is the result of an increase in distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement, see "Item 1. Note B - Related Party Transactions"). Maintenance expense increased due to a paving project at Hunt Club. Included in maintenance expense for the six months ended June 30, 1997, is approximately $41,000 of major repairs and maintenance comprised primarily of parking lot paving, major landscaping and window coverings. For the six months ended June 30, 1996, approximately $49,000 of major repairs and maintenance is included in maintenance expense comprised primarily of swimming pool repairs, window coverings, and exterior and interior building repairs. The increase in tax expense is due to the fact that the June 1996 accrual for Hunt Club was based on a reduced 1995 tax bill. The actual 1996 tax bill was more than estimated, thereby increasing the basis for the 1997 accrual.

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

Liquidity and Capital Resources

At June 30, 1997, the Partnership had unrestricted cash of approximately $1,616,000 compared to approximately $1,308,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to the decrease in cash used for payment of accounts payable and a decrease in the escrow for taxes and insurance. Net cash used in investing activities increased due to a decrease in proceeds from the sale of investments and increases in property improvements and replacements and deposits to restricted escrows. These increases were partially offset by increases in receipts from restricted escrows. Net cash used in financing activities increased due to an increase in distributions to partners. This increase was partially offset by decreases in the payments made on mortgage notes payable and in loan costs paid.

The Partnership has no material capital projects scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, received from the capital reserve account or available from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,319,000 is amortized over varying periods and requires balloon payments in October 2000 and November 2003 at which time the properties will be refinanced or sold. During the first six months of 1997, a distribution of approximately $682,000 was made to the "A" Unit limited partners, and a distribution of approximately $7,000 was made to the General Partner. A distribution of approximately $228,000 was made to the "A" Unit limited partners and a distribution of approximately $2,000 was made to the General Partner during the first six months of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a)    Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)    Reports on Form 8-K:

       None filed for the quarter ended June 30, 1997.




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

                             Date:  August 8, 1997