Form 10QSB
period 1997-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 1997-11-12
CIK 802200

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


               For the quarterly period ended September 30, 1997

                                      or

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                               September 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                    $    917
     Restricted--tenant security deposits                                 123
  Accounts receivable                                                       8
  Escrow for taxes and insurance                                          184
  Restricted escrows                                                      459
  Other assets                                                            337
  Investment properties:
     Land                                                $  1,742
     Buildings and related personal property               22,107
                                                           23,849
     Less accumulated depreciation                        (10,675)     13,174

                                                                     $ 15,202
Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $    113
  Accrued taxes                                                           349
  Tenant security deposit liabilities                                     123
  Other liabilities                                                       228
  Mortgage notes payable                                               12,302

Partners' Capital (Deficit)
  General Partner                                        $   (132)
  Limited Partner "A" Unitholders -
     96,284 units outstanding                              (1,608)
  Limited Partner "B" Unitholders -
     75,152 units outstanding                               3,827       2,087

                                                                     $ 15,202

         See Accompanying Notes to Consolidated Financial Statements


b)                          MULTI-BENEFIT REALTY FUND '87-1

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                     1997      1996      1997      1996
Revenues:
  Rental income                    $ 1,191   $ 1,166   $ 3,528   $ 3,441
  Other income                          89        66       244       198
     Total revenues                  1,280     1,232     3,772     3,639

Expenses:
  Operating                            420       360     1,238     1,174
  General and administrative            35        43       106       135
  Partnership management fee            62        21       123        41
  Maintenance                          202       201       473       444
  Depreciation                         252       250       733       737
  Interest                             251       258       753       782
  Property taxes                        89        86       272       242
  Loss on disposal of property          86        --        86        --
     Total expenses                  1,397     1,219     3,784     3,555

Net (loss) income                  $  (117)  $    13   $   (12)  $    84

Net (loss) income allocated
  to general partner (1%)          $    (1)  $    --   $    --   $     1
Net (loss) income allocated
  to limited partners (99%)           (116)       13       (12)       83
                                   $  (117)  $    13   $   (12)  $    84

Net (loss) income per limited
  partnership A and B Units        $  (.67)  $   .08   $  (.07)  $   .49


               See Accompanying Notes to Consolidated Financial Statements


c)                           MULTI-BENEFIT REALTY FUND '87-1

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)




                                                                       Total
                                                                     Partners'
                                    General      Limited Partners      Equity
                                    Partner    "A" Units  "B" Units  (Deficit)

Original capital contributions      $     1    $ 9,706     $ 7,538    $ 17,245

Limited partnership units at
  December 31, 1996 and
  September 30, 1997                     --     96,284      75,152     171,436

Partners' capital (deficit) at
  December 31, 1996                 $  (118)   $  (238)    $ 3,832    $  3,476

Distributions to partners               (14)    (1,363)         --      (1,377)

Net (loss) income for the nine
  months ended September 30, 1997        --         (7)         (5)        (12)

Partners' capital (deficit) at
  September 30, 1997                $  (132)   $(1,608)    $ 3,827    $  2,087

               See Accompanying Notes to Consolidated Financial Statements


d)                        MULTI-BENEFIT REALTY FUND '87-1

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)



                                                             Nine Months Ended
                                                               September 30,
                                                             1997         1996
Cash flows from operating activities:
  Net (loss) income                                       $   (12)     $    84
  Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Depreciation                                              733          737
    Amortization of loan costs                                 47           32
    Loss on disposal of property                               86           --
    Change in accounts:
      Restricted cash                                          17          (11)
      Accounts receivable                                      39           89
      Escrow for taxes and insurance                           24          (67)
      Other assets                                            (14)          44
      Accounts payable                                        (51)        (224)
      Tenant security deposit liabilities                     (17)          10
      Accrued taxes                                            85           72
      Other liabilities                                        10          (87)
         Net cash provided by operating activities            947          679

Cash flows from investing activities:
  Property improvements and replacements                     (442)        (317)
  Deposits to restricted escrows                             (170)         (32)
  Receipts from restricted escrows                            148           --
  Proceeds from sale of investments                            --          298
         Net cash used in investing activities               (464)         (51)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (48)        (130)
  Distributions to partners                                (1,377)        (459)
  Loan costs paid                                              (1)         (49)
         Net cash used in financing activities             (1,426)        (638)

Net (decrease) in cash                                       (943)         (10)

Cash and cash equivalents at beginning of period            1,860        1,234
Cash and cash equivalents at end of period                $   917      $ 1,224
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   706      $   751

            See Accompanying Notes to Consolidated Financial Statements

e)                       MULTI-BENEFIT REALTY FUND '87-1

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1997 and 1996, respectively. Such fees are included in operating expense on the consolidated statement of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                  For the Nine Months Ended
                                                        September 30,
                                                      1997         1996
                                                       (in thousands)
  Property management fees                           $185         $179
  Reimbursements for services of affiliates (1)        91          140
  Partnership management fees (2)                     123           41


   (1) Included in "reimbursements for services of affiliates" for 1997 and 1996 is approximately $10,500 and $51,000, respectively, in reimbursements for construction oversight costs.

   (2) The Agreement provides that a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and investments totaling approximately $917,000, exceeded the reserve requirement of approximately $759,000 at September 30, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:

                                                       Average
                                                      Occupancy
Property                                          1997         1996

Carlin Manor Apartments
   Columbus, Ohio                                 90%          90%

Hunt Club Apartments
   Indianapolis, Indiana                          92%          95%

Shadow Brook Apartments
   West Valley City, Utah                         97%          98%


The Partnership's net loss for the three and nine month periods ended September 30, 1997, was approximately $117,000 and $12,000, respectively, compared to net income of approximately $13,000 and $84,000, respectively, for the same periods of 1996. The decrease in net income is primarily due to the loss on disposal of property related to the replacement of roofs at the Hunt Club and Carlin Manor properties in 1997. A portion of the original cost of roofs, which was not fully depreciated, was written off during the third quarter of 1997 and approximated $86,000. In addition to the loss on disposal, there was an increase in operating and partnership management fee expenses. The increase in operating expenses is due to an increase in 1997 utility rates at Hunt Club, along with an increase in concessions given in an effort to increase the occupancy levels at Hunt Club. The increase in partnership management fees is the result of an increase in distributions made to the limited partners from "cash available for distribution" (as defined in the Agreement, see "Item 1. Note B - Related Party Transactions"). Partially offsetting these increases in net loss was an increase in revenues. The increase in revenues is due to an increase in rental income, interest income and other income. The increase in rental income is primarily due to an increase in rental rates at Shadow Brook Apartments which more than offset the slight decrease in average occupancy. The increase in other income is due to an increase in deposit forfeitures, lease cancellation fees, and cleaning and damage fees primarily due to an increase in turnover at Shadow Brook Apartments. Interest income increased due to an increase in invested cash and cash equivalents and interest earned on the restricted escrows for the Carlin Manor Apartments which were established with the 1996 refinancing of this property.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $917,000 compared to approximately $1,224,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the decrease in cash used for payment of accounts payable and other liabilities related to the timing of payments, and a decrease in the escrow for taxes and insurance. Net cash used in investing activities increased due to a decrease in proceeds from the sale of investments and increases in property improvements and replacements and deposits to restricted escrows. These increases were partially offset by increases in receipts from restricted escrows. Net cash used in financing activities increased due to an increase in distributions to partners. This increase was partially offset by decreases in the payments made on mortgage notes payable and in loan costs paid.

The Partnership has no material capital projects scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations, received from the capital reserve account or available from cash and cash equivalents on hand.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,302,000 is amortized over varying periods and requires balloon payments in October 2000 and November 2003 at which time the properties will be refinanced or sold. During the first nine months of 1997, a distribution of approximately $1,363,000 was made to the "A" Unit limited partners, and a distribution of approximately $14,000 was made to the General Partner. A distribution of approximately $454,000 was made to the "A" Unit limited partners and a distribution of approximately $5,000 was made to the General Partner during the first nine months of 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a)   Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)   Reports on Form 8-K:

      None filed for the quarter ended September 30, 1997.




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


                             Date:  November 12, 1997