Form 10KSB
period 1997-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 1998-03-24
CIK 802200

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $5,044,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized on September 8, 1986, as a limited partnership under the California Revised Limited Partnership Act. On December 10, 1986, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 33-8908) and commenced a public offering for sale of $60,000,000 of Units of Depositary Receipts (collectively, the "Units," and individually, "Unit"). Two classes of Units ("A" Units and "B" Units, herein so called), entitled to different rights and priorities as to cash distributions and partnership allocations, were offered. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders ("Unit holders") thereof to participate in certain allocations and distributions of the Partnership. The General Partner of the Partnership intended that the "A" Units and "B" Units be allocated such that the "B" Units would not exceed 25% nor be less than 20% of the total amount of the Units sold. At the end of the current fiscal year, the "B" Units represented approximately 44% of the total amount of the Units sold. The General Partner is currently considering several alternative procedures to conform the unit allocations more closely to the intended investment objectives. The General Partner intends to continue such consideration, but has not yet determined a feasible alternative. The Corporate Limited Partner of the Partnership was Multi-Benefit '87-1 Depositary Corporation, an affiliate of the General Partner. The Corporate Limited Partner served as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. The Partnership filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-16684) on April 11, 1988. The sale of Units closed on September 30, 1988, with 172,436 Units sold at $100 each, or gross proceeds of approximately $17,200,000 to the Partnership. The Partnership retired a total of 1,000 Units during 1993, in accordance with its Partnership Agreement ("Agreement"). The Partnership gave no consideration for the Units retired. The Partnership may repurchase or retire any Units, at its absolute discretion, but is under no obligation to do so.

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the Corporate Limited Partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI") acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unit holders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unit holders dated August 10, 1990. As part of this solicitation, the Unit holders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia") which acquired the stock through two transactions in December 1994, and October 1995. As of December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned 1,633 and 210 of the outstanding "A" and "B" units, respectively.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 24,000 and 23,000 of the outstanding "A" and "B" units, respectively, of limited partnership interest in the Partnership at $50 and $25 per Unit, respectively, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 23, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 23, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998 the tender offers were completed and an affiliate of Insignia tendered 21,457 and 13,822 of the outstanding "A" and "B" units, respectively.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

Carlin Manor Apartments          11/87     Fee ownership, subject  Apartment
 Columbus, Ohio                            to first mortgage.      278 units

Hunt Club Apartments             05/87     Fee ownership, subject  Apartment
 Indianapolis, Indiana                     to first mortgage.      200 units

Shadow Brook Apartments          05/87     Fee ownership, subject  Apartment
 West Valley City, Utah                    to first mortgage.      300 units


SCHEDULE OF PROPERTIES:
    (dollar amounts in thousands)


                            Gross
                          Carrying   Accumulated                   Federal
Property                    Value   Depreciation   Rate   Method  Tax Basis

Carlin Manor Apartments   $ 6,679     $ 3,512      5-30     SL    $ 5,410
Hunt Club Apartments        6,912       3,502      5-30     SL      4,224
Shadow Brook Apartments    10,352       3,899      5-30     SL      6,487

  Total                   $23,943     $10,913                     $16,121

See "Note A" to the financial statements in "Item 7" for a further description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
  (dollar amounts in thousands)


                   Principal                                   Principal
                  Balance At     Stated                         Balance
                 December 31,   Interest   Period   Maturity    Due At
Property             1997         Rate   Amortized    Date     Maturity

Carlin Manor
 1st Mortgage     $ 2,500        7.33%      (1)     11/03      $2,500

Hunt Club
 1st Mortgage       3,785        8.30%     84 mo.   10/00       3,575

Shadow Brook
 1st Mortgage       6,000        7.33%      (1)     11/03       6,000
                  $12,285

(1) Payments consist of interest only.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                          Average Annual              Average Annual
                           Rental Rates                  Occupancy
                       1997             1996          1997       1996

Carlin Manor    $5,685/unit       $5,497/unit          89%        90%
Hunt Club        7,267/unit        7,074/unit          93%        94%
Shadow Brook     6,933/unit        6,511/unit          96%        97%

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

REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands):


                                        1997             1997
                                       Billing           Rate

Carlin Manor                            $107             5.4%
Hunt Club                                156             9.6%
Shadow Brook                              80             1.3%

ITEM 3.  LEGAL PROCEEDINGS

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such other matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF PARTNERS

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.




                                      PART II


ITEM 5.MARKET FOR THE REGISTRANT'S UNITS OF DEPOSITORY RECEIPTS AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Units exists nor is one expected to develop.

(B)  Title of Class:                   Number of Record Unit holders:

     Units of Depositary Receipts
                          A Units        905 as of December 31, 1997
                          B Units      1,003 as of December 31, 1997

(C) Distributions of approximately $1,377,000 were made in 1997, while distributions of approximately $459,000 were paid in 1996. All of the distributions to the limited partners in both 1997 and 1996 were paid to the "A" Unit holders. No distributions have been made to the "B" Unit holders.

The Partnership expects to make a distribution during the first quarter of 1998. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had net income of approximately $15,000 for the year ended December 31, 1997 compared to a net income of approximately $46,000 for the year ended December 31, 1996. The decrease in net income is primarily due to the loss on disposal of property related to the replacement of roofs at the Hunt Club and Carlin Manor properties in 1997. A portion of the original cost of roofs, which were not fully depreciated, was written off during the third and fourth quarters of 1997 and the resulting loss totaled $106,000. In addition to the loss on disposal, an increase in operating expenses also contributed to the decrease in net income. The increase in operating expenses is primarily due to increased utility rates at Hunt Club, along with an increase in concessions given in an effort to maintain occupancy levels at Hunt Club. Major repairs and maintenance also increased at Hunt Club for paving and painting projects which were performed in 1997. Additionally, Partnership management fees included in operating expenses increased during 1997 as a result of increased distributions to the limited partners from "cash available for distribution" (as defined in the Agreement, see "Item 7. Note D - Related Party Transactions").

An increase in revenues partially offset the above increases in operating expenses. Rental income increased primarily due to rental rate increases at all properties which more than offset a slight decrease in average occupancy at all properties. The increase in other income was due to an increase in deposit forfeitures, lease cancellation fees, and cleaning fees due to turn over at Shadow Brook, Carlin Manor, and Hunt Club. Interest income increased due to interest earned on restricted escrow accounts which were established for Carlin Manor and Shadow Brook with the 1996 refinancing of these properties.

Included in operating expenses for the year ended December 31, 1997 is approximately $152,000 of major repairs and maintenance comprised primarily of major landscaping, parking lot repairs, window coverings and exterior building repairs. Included in operating expenses for the year ended December 31, 1996 is approximately $138,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building improvements and swimming pool repairs.

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

Capital Resources and Liquidity

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $1,139,000 as compared to approximately $1,860,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December 31, 1997 was approximately $721,000 compared to an increase of approximately $626,000 for the year ended December 31, 1996. Net cash provided by operating activities increased primarily due to the decrease in cash used for payments of accounts payable and other liabilities related to the timing of payments to creditors. Net cash used in investing activities decreased as a result of increases in receipts from restricted escrows. This decrease was partially offset by the absence of any investment sales in 1997 and an increase in property improvements and replacements. Net cash used in financing activities increased primarily due to an increase in distributions paid to partners and the absence of refinancing proceeds in 1997.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

On November 13, 1996, the Partnership financed Carlin Manor and refinanced Shadow Brook. The Partnership received $8,500,000 in gross proceeds from the financings and repaid a mortgage note on Shadow Brook of approximately $7,314,000. The previous mortgage note on Shadow Brook had a stated interest rate of 9.19% and a maturity date of June 1, 1997. The new mortgage notes require monthly interest-only payments at a stated interest rate of 7.33% and have balloon payments due on November 1, 2003.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,285,000 is amortized over varying periods and requires one balloon payment in October 2000 and two balloon payments in November 2003 at which time the properties will either be refinanced or sold. During the year ended December 31, 1997, distributions of approximately $1,363,000 and $14,000 were made to the "A" Unit limited partners and to the General Partner, respectively. Distributions of approximately $454,000 and $5,000 were made to the "A" Unit limited partners and to the General
Partner, respectively, during the year ended December 31, 1996. The Partnership expects to make a distribution of approximately $375,000 in the first quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.  FINANCIAL STATEMENTS


MULTI-BENEFIT REALTY FUND '87-1

LIST OF FINANCIAL STATEMENTS



Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet--December 31, 1997

Consolidated Statements of Operations--Years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital (Deficit)--Years ended
  December 31, 1997 and 1996

Consolidated Statements of Cash Flows--Years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements














                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Multi-Benefit Realty Fund '87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Benefit Realty Fund '87-1 at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 3, 1998,
except for Note H, as to which the date is March 17, 1998


                        MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997




Assets
 Cash and cash equivalents                                        $  1,139
 Receivables and deposits                                              267
 Restricted escrows                                                    372
 Other assets                                                          308
 Investment properties:
   Land                                              $  1,742
   Buildings and related personal property             22,201
                                                       23,943
   Less accumulated depreciation                      (10,913)      13,030

                                                                  $ 15,116

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                                 $    105
 Tenant security deposit liabilities                                   118
 Accrued property taxes                                                271
 Other liabilities                                                     223
 Mortgage notes payable                                             12,285

Partners' Capital (Deficit)
 General Partner                                     $   (132)
 Limited Partner "A" Unit holders -
    96,284 units issued and outstanding                (1,593)
 Limited Partner "B" Unit holders -
    75,152 units issued and outstanding                 3,839        2,114
                                                                  $ 15,116

            See Accompanying Notes to Consolidated Financial Statements


                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                         Years Ended December 31,
                                                            1997          1996
Revenues:
  Rental income                                          $ 4,729       $ 4,595
  Other income                                               315           266
     Total revenues                                        5,044         4,861

Expenses:
  Operating                                                2,308         2,214
  General and administrative                                 275           240
  Depreciation                                               984           993
  Interest                                                 1,003         1,041
  Property taxes                                             353           327
  Loss on disposal of property                               106            --
     Total expenses                                        5,029         4,815

       Net income                                        $    15       $    46

Net income allocated to general partner (1%)             $    --       $    --
Net income allocated to limited partners (99%)                15            46
                                                         $    15       $    46

Net income per Limited Partnership "A" and "B" Units     $   .09       $   .27

            See Accompanying Notes to Consolidated Financial Statements

                        MULTI-BENEFIT REALTY FUND '87-1

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)




                                                                   Total
                                                                 Partners'
                                   General    Limited Partners    Capital
                                   Partner  "A" Units "B" Units  (Deficit)

Original capital contributions     $     1    $ 9,706   $ 7,538  $ 17,245
Limited partnership units at
  December 31, 1997 and
  December 31, 1996                     --     96,284    75,152   171,436

Partners' capital (deficit)
  at December 31, 1995             $  (113)   $   190   $ 3,812  $  3,889
Net income for the year ended
  December 31, 1996                     --         26        20        46
Distributions                           (5)      (454)       --      (459)
Partners' capital (deficit)
  at December 31, 1996                (118)      (238)    3,832     3,476
Net income for the year ended
  December 31, 1997                     --          8         7        15
Distributions                          (14)    (1,363)       --    (1,377)
Partners' capital (deficit) at
  December 31, 1997                $  (132)   $(1,593)  $ 3,839  $  2,114

            See Accompanying Notes to Consolidated Financial Statements

                       MULTI-BENEFIT REALTY FUND '87-1

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                          For the Years Ended
                                                              December 31,
                                                          1997         1996
Cash flows from operating activities:
  Net income                                          $    15       $    46
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                          984           993
    Amortization of loan costs                             63            45
    Loss on disposal of property                          106            --
    Change in accounts:
       Receivables and deposits                           128            67
       Other assets                                        (1)           46
       Accounts payable                                   (59)         (222)
       Tenant security deposit liabilities                (22)            7
       Accrued property taxes                               7             1
       Other liabilities                                    5          (116)
           Net cash provided by operating activities    1,226           867

Cash flows from investing activities:
  Property improvements and replacements                 (569)         (506)
  Receipts from (deposits to) restricted escrows           65          (348)
  Proceeds from sale of investments                        --           298
           Net cash used in investing activities         (504)         (556)

Cash flows from financing activities:
  Proceeds from long-term borrowings                       --         8,500
  Repayment of mortgage notes payable                      --        (7,314)
  Loan costs paid                                          (1)         (246)
  Payments on mortgage notes payable                      (65)         (166)
  Distributions to partners                            (1,377)         (459)
           Net cash (used in) provided by
             financing activities                      (1,443)          315

Net (decrease) increase in cash and cash equivalents     (721)          626

Cash and cash equivalents at beginning of period        1,860         1,234

Cash and cash equivalents at end of period            $ 1,139       $ 1,860

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $   938       $ 1,001

          See Accompanying Notes to Consolidated Financial Statements

                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


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

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the Corporate Limited Partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI"), acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unit holders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unit holders dated August 10, 1990. As part of this solicitation, the Unit holders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia") which acquired the stock through two transactions in December 1994 and October 1995. At December 31, 1997, Insignia Properties, L.P. ("IPLP"), an affiliate of Insignia, owned 1,633 "A" units and 210 "B" units. Subsequent to December 31, 1997, IPLP purchased an additional 21,457 "A" units and 13,822 "B" units.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. The Partnership may remove the General Partner of Hunt Club Associates, Ltd.; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The Partnership Agreement("Agreement") provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General Partner and 99% to the Unit holders until their capital accounts are depleted. Additional net losses are allocated to the General Partner. Net income per limited partnership unit for both 1997 and 1996 was computed as 99% of net income divided by 171,436 units outstanding.

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

Cash and Cash Equivalents: Includes cash on hand and in banks, demand deposits, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits, of approximately $117,500, are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Escrows for Taxes: Escrows for Hunt Club are held by the mortgagor. Escrows for Carlin Manor and Shadow Brook are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes and insurance. These escrows totaling approximately $139,000 are included in receivables and deposits.

Restricted Escrows: In relation to the mortgages at all three properties, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 1997, the balance was approximately $372,000 and is included in other assets.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For 1997 and 1996, no adjustments for impairment of value were recorded.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5-15 years.

Loan Costs: Loan costs of approximately $404,000 less accumulated amortization of approximately $121,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $98,000 and $100,000 for the years ended December 31, 1997 and 1996, respectively.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):



                  Principal    Monthly                       Principal
                 Balance At    Payment     Stated             Balance
                December 31,  Including   Interest Maturity   Due At
Property            1997       Interest     Rate     Date    Maturity

Carlin Manor
 1st mortgage    $ 2,500        $15        7.33%   11/01/03   $2,500
Hunt Club
 1st mortgage      3,785         32        8.30%   10/01/00    3,575
Shadow Brook
 1st mortgage      6,000         37        7.33%   11/01/03    6,000

    Totals       $12,285


The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On November 13, 1996, the Partnership financed Carlin Manor and refinanced Shadow Brook. The Partnership received $8,500,000 in gross proceeds from the financings and repaid a mortgage note on Shadow Brook of approximately $7,314,000. The previous mortgage note on Shadow Brook had a stated interest rate of 9.19% and a maturity date of June 1, 1997. The new mortgage notes require monthly interest-only payments at a stated interest rate of 7.33% and have balloon payments due on November 1, 2003.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (dollar amounts in thousands):

            1998                          $    71
            1999                               77
            2000                            3,637
            2001                               --
            2002                               --
            Thereafter                      8,500
                                          $12,285

NOTE C- INCOME TAXES


The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):


                                                   1997             1996

Net income as reported                          $   15           $   46
Add (deduct):
  Write-downs of fixed asset values                106               15
  Depreciation differences                          64              122
  Change in prepaid rental                          49              (86)
  Other                                              3              (41)

Federal taxable income                          $  237           $   56
Federal taxable income per limited
    partnership unit                            $ 1.37           $  .32


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


    Net assets as reported                       $2,114
    Land and buildings                            2,150
    Accumulated depreciation                        127
    Syndication fees                              1,975
    Investment in lower tier partnership            852
    Other                                            60
    Net assets - tax basis                       $7,278

NOTE D - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997 and 1996, respectively. Such fees are included in operating expense on the consolidated statements of operations and are reflected in the following table. The Agreement provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. These reimbursements are included in general and administrative and operating expense and in investment properties The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                        For the Years Ended
                                                            December 31,
                                                         1997          1996
                                                           (in thousands)
   Property management fees                            $248          $240
   Reimbursements for services of affiliates (1)        124           178
   Partnership management fees (2)                      123            41


   (1)Included in "Reimbursements for services of affiliates" for 1997 and 1996 is approximately $11,000 and $54,000, respectively, in reimbursements for construction oversight costs.

   (2)The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $1,139,000, exceeded the reserve requirement of approximately $759,000 at December 31, 1997.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such other matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


Investment Properties
(dollar amounts in thousands)
                                            Initial Cost
                                           To Partnership

                                                                  Cost
                                                  Buildings    Capitalized
                                                 and Related (Written Down)
                                                  Personal    Subsequent to
Description               Encumbrances   Land     Property     Acquisition

Carlin Manor Apartments
   Columbus, Ohio          $ 2,500       $  408   $ 6,582       $  (311)

Hunt Club Apartments
   Indianapolis, Indiana     3,785          485     5,673           754

Shadow Brook Apartments
   West Valley City, Utah    6,000          961     8,263         1,128

      Totals              $ 12,285       $1,854   $20,518       $ 1,571



                        Gross Amount At Which Carried
                             At December 31, 1997
                                Buildings
                                   And
                                 Related
                                 Personal           Accumulated      Date of       Date       Depreciable
Description               Land   Property   Total   Depreciation  Construction   Acquired     Life-Years
Carlin Manor Apartments                                             Phase I
 Columbus, Ohio         $  295  $ 6,384    $ 6,679   $ 3,512          1967        11/87         5-30
                                                                    Phase II
                                                                      1972
Hunt Club Apartments
 Indianapolis, Indiana     485    6,427      6,912     3,502          1979        05/87         5-30

Shadow Brook Apartments
 West Valley City, Utah    962    9,390     10,352     3,899          1985        05/87         5-30

      Totals            $1,742  $22,201    $23,943   $10,913


Reconciliation of "Investment Properties and Accumulated Depreciation" (dollar amounts in thousands):


                                              Years Ended December 31,
                                                 1997           1996

Real Estate
Balance at beginning of year                  $23,554        $23,073
 Property improvements                            569            506
 Disposals of property                           (180)           (25)

Balance at end of year                        $23,943        $23,554

Accumulated Depreciation
Balance at beginning of year                  $10,003        $ 9,020
 Additions charged to expense                     984            993
 Disposals of property                            (74)           (10)

Balance at end of year                        $10,913        $10,003


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $26,178,000 and $25,610,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996, is approximately $10,057,000 and $9,137,000, respectively.

NOTE G - TENDER OFFER


During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 24,000 and 23,000 of the outstanding "A" and "B" units, respectively, of limited partnership interest in the Partnership at $50 and $25 per unit, respectively, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 23, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 23, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998 the tender offers were completed and an affiliate of Insignia tendered 21,457 and 13,822 of the outstanding "A" and "B" units, respectively. As a result, IPLP owns 23,090 "A" units and 14,032 "B" units.

NOTE H - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

       NAME OF INDIVIDUAL             POSITION IN CEI                 AGE

       William H. Jarrard, Jr.        President and Director           51

       Ronald Uretta                  Vice President and Treasurer     41

       Daniel M. LeBey                Vice President and Secretary     32

       Robert D. Long, Jr.            Vice President                   30

       Kelley M. Buechler             Assistant Secretary              40

       Martha L. Long                 Controller                       38


William H. Jarrard, Jr. has been President and Director of CEI since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of CEI since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Daniel M. LeBey has been Vice President and Secretary of CEI since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Robert D. Long, Jr. has been Vice President of CEI since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Kelley M. Buechler has been Assistant Secretary of CEI since June 1996 and Assistant Secretary of Insignia since January 1991.

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

ITEM 10.    EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers or directors of the Managing General Partner during 1997 or 1996. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12" below.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of February 28, 1998, no person or entity was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership.

                                         Number of      Percent
      Name and Address                     Units       of Total

      Insignia Properties, L.P.      23,090 A units     23.98%
      One Insignia Financial Plaza   14,032 B units     18.26%
      P. O. Box 1089
      Greenville, SC 29602

      Insignia Properties, L.P. is an affiliate of Insignia.

(b)   Beneficial Owners of Management

      Neither CEI nor any of its directors or officers or associates of CEI own any units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 1997, the following entity was known to CEI to be the beneficial owner of more than 5 percent of its common stock:

                                       Number of        Percent
      Name and Address                 CEI SHARES       of Total

      Insignia Properties Trust          100,000          100%
      One Insignia Financial Plaza
      P.O. Box 1089
      Greenville, SC 29602


      Insignia Properties Trust is an affiliate of Insignia (see "Item 1").

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997 and 1996, respectively. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates received reimbursements and fees as reflected in the following table:


                                                         For the Years Ended
                                                            December 31,
                                                         1997          1996
                                                           (in thousands)
   Property management fees                            $248            $240
   Reimbursements for services of affiliates (1)        124             178
   Partnership management fees (2)                      123              41

   (1)Included in "Reimbursements for services of affiliates" for 1997 and 1996 is approximately $11,000 and $54,000, respectively, in reimbursements for construction oversight costs.

   (2)The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

All of the above referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b)  Reports on Form 8-K:

             None filed for the quarter ended December 31, 1997.

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


                              MULTI-BENEFIT REALTY FUND '87-1

                         By:  CONCAP EQUITIES, INC.
                              Its General Partner,



March 23, 1998                By:  /s/ William H. Jarrard, Jr.
Date                               William H. Jarrard, Jr.
                                   President and Director


March 23, 1998                By:  /s/ Ronald Uretta
Date                               Ronald Uretta
                                   Vice President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 23, 1998                    By:  /s/ William H. Jarrard, Jr.
Date                                   William H. Jarrard, Jr.
                                       President and Director


March 23, 1998                    By:  /s/ Ronald Uretta
Date                                   Ronald Uretta
                                       Vice President and Treasurer



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

          10.19      Multifamily Note dated November 1, 1996,    N/A
                     between Multi-Benefit Realty Fund '87-1, a California limited partnership, and
                     Lehman Brokers Holdings Inc. d/b/a Lehman
                     Capital, A Division of Lehman Brothers
                     Holdings, Inc.

          10.20      Multifamily Note dated November 1, 1996,    N/A
                     between Multi-Benefit Realty Fund '87-1, a California limited partnership, and
                     Lehman Brokers Holdings Inc. d/b/a
                     Lehman Capital, A Division of Lehman
                     Brothers Holdings, Inc.

           11        Statement regarding computation of           13
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