Form 10QSB
period 1998-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 1998-05-01
CIK 802200

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                  (As last amended by 34-32231, eff. 6/3/93.)


                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

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

                                 (864) 239-1000
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                          MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                             $ 1,123
  Receivables and deposits                                                  330
  Restricted escrows                                                        322
  Other assets                                                              276
  Investment properties:
     Land                                               $  1,742
     Buildings and related personal property              22,249
                                                          23,991
     Less accumulated depreciation                       (11,165)        12,826
                                                                        $14,877

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                                      $    91
  Tenant security deposit liabilities                                       120
  Accrued property taxes                                                    309
  Other liabilities                                                         215
  Mortgage notes payable                                                 12,268

Partners' (Deficit) Capital
  General Partner                                       $   (134)
  Limited Partner "A" Unit holders -
     96,284 units issued and outstanding                  (1,876)
  Limited Partner "B" Unit holders -
     75,152 units issued and outstanding                   3,884          1,874
                                                                        $14,877


          See Accompanying Notes to Consolidated Financial Statements

b)                      MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                           Three Months Ended
                                                                 March 31,
                                                            1998          1997
Revenues:
   Rental income                                          $1,220        $1,162
   Other income                                               68            82
     Total revenues                                        1,288         1,244

Expenses:
   Operating                                                 507           570
   General and administrative                                 83            84
   Depreciation                                              252           239
   Interest                                                  250           251
   Property taxes                                             93            92
     Total expenses                                        1,185         1,236

     Net income                                           $  103        $    8

Net income allocated to general partner (1%)              $    1        $   --
Net income allocated to limited partners (99%)               102             8
                                                          $  103        $    8

Net income per limited partnership "A" and "B" units      $  .59        $  .05


          See Accompanying Notes to Consolidated Financial Statements

c)                      MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)

                                                                                 Total
                                        General        LIMITED PARTNERS         Partners'
                                        Partner      "A" Units    "B" Units      Capital
Original capital contributions        $     1       $ 9,706       $ 7,538      $ 17,245

Limited partnership units at
  December 31, 1997 and
    March 31, 1998                         --        96,284        75,152       171,436

Partners' (deficit) capital at
  December 31, 1997                   $  (132)      $(1,593)      $ 3,839      $  2,114

Distributions to partners                  (3)         (340)           --          (343)

Net income for the three
  months ended March 31, 1998               1            57            45           103

Partners' (deficit) capital at
  March 31, 1998                      $  (134)      $(1,876)      $ 3,884      $  1,874

          See Accompanying Notes to Consolidated Financial Statements


d)
                       MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                               March 31,
                                                          1998           1997

Cash flows from operating activities:
 Net income                                             $  103          $    8
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                            252             239
   Amortization of loan costs                               16              16
   Change in accounts:
      Receivables and deposits                             (63)            106
      Other assets                                          16               9
      Accounts payable                                     (14)            (66)
      Tenant security deposit liabilities                    2              --
      Accrued property taxes                                38              37
      Other liabilities                                     (8)             (4)
        Net cash provided by operating activities          342             345

Cash flows from investing activities:
 Property improvements and replacements                    (48)            (59)
 Net receipts from restricted escrows                       50              91
        Net cash provided by investing activities            2              32

Cash flows from financing activities:
 Loan costs paid                                            --              (1)
 Payments on mortgage notes payable                        (17)            (16)
 Distributions to partners                                (343)           (689)
        Net cash used in financing activities             (360)           (706)

Net decrease in cash and cash equivalents                  (16)           (329)

Cash and cash equivalents at beginning of period         1,139           1,860

Cash and cash equivalents at end of period              $1,123          $1,531

Supplemental disclosure of cash flow information:
 Cash paid for interest                                 $  234          $  236

          See Accompanying Notes to Consolidated Financial Statements


e)
                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Limited Partnership Units

The Partnership has issued two classes of Units, "A" Units and "B" Units. The two classes of Units are entitled to different rights and priorities as to cash distributions and partnership allocations. Both classes of Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unit holders") to participate in certain allocations and distributions of the Partnership.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1998 and 1997, respectively. Such fees are included in operating expense in the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for certain costs incurred in connection with the administration of Partnership activities. These reimbursements are included in general and administrative and operating expense and in investment properties. The General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                     For the Three Months Ended
                                                               March 31,
                                                        1998             1997
                                                            (in thousands)

 Property management fees                              $ 64              $ 61
 Reimbursements for services of affiliates (1)           31                30
 Partnership management fees (2)                         31                61


   (1) Included in "reimbursements for services of affiliates" for 1997, is approximately $2,000 in reimbursements for construction oversight costs.

   (2) The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

For the period of January 1, 1997 to August 31, 1997 the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

Insignia Properties Trust ("IPT") owns all of the outstanding stock of the General Partner of the Partnership. IPT is an affiliate of Insignia Financial Group, Inc. ("Insignia").

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 24,000 and 23,000 of the outstanding "A" and "B" units, respectively, of limited partnership interest in the Partnership at $50 and $25 per Unit, respectively, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 23, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 23, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998 the tender offers were completed and an affiliate of Insignia acquired 21,457 and 13,822 of the outstanding "A" and "B" units, respectively.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $1,123,000, exceeded the reserve requirement of approximately $759,000 at March 31, 1998.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1998 and 1997:


                                                     Average
                                                    Occupancy
Property                                        1998         1997

Carlin Manor Apartments
   Columbus, Ohio   (1)                          92%          90%

Hunt Club Apartments
   Indianapolis, Indiana   (2)                   97%          93%

Shadow Brook Apartments
   West Valley City, Utah    (3)                 95%          97%


(1)Although occupancy at Carlin Manor increased slightly, it remains relatively low due to market conditions of competition from new construction and first time homebuyers due to favorable interest rates.

(2)The increase in occupancy at Hunt Club is attributable to an increase in lease renewal and fewer vacancies as a result of incentives programs offered during the first quarter of 1998.


(3)The decrease in occupancy at Shadow Brook is also attributable to market conditions of competition and home purchases.

The Partnership's net income for the three month period ended March 31, 1998, was approximately $103,000 compared to net income of approximately $8,000 for the same period of 1997. The increase in net income is primarily due to an increase in rental income and a decrease in operating expenses. Rental income increased at all of the properties due to an increase in rental rates. Also, occupancy increased at Hunt Club and Carlin Manor, but decreased slightly at Shadow Brook as discussed above. Operating expenses decreased due to a decrease in salaries as a result of net staff reductions at Carlin Manor. Also, utilities decreased at the property due to milder winter conditions in the Columbus, OH area. Further operating expense reductions were the result of nonrecurring parking lot repairs and interior improvements at Hunt Club in the first quarter of 1997. Partially offsetting the increase in net income was a decrease in other income as a result of slightly lower investment balances held in the first quarter of 1998 versus the comparable period in 1997.

Included in operating expenses for the three months ended March 31, 1998 is approximately $3,000 of parking lot repairs and major landscaping. Included in operating expenses for the comparable period in 1997, is approximately $27,000 of parking lot repairs, window coverings, computers and swimming pool repairs.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,123,000 as compared to approximately $1,531,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998 was approximately $16,000 compared to a decrease of approximately $329,000 for the three months ended March 31, 1997. Net cash provided by operating activities decreased slightly despite an increase in net income due to an increase in receivables and deposits. Partially offsetting the net decrease in cash provided by operating activities was a decrease in accounts payable related to the timing of payments. Net cash provided by investing activities decreased due to a decrease in net receipts from restricted escrows partially offset by a decrease in property improvements and replacements. Net cash used in financing activities decreased due to a decrease in distributions to partners.

The Partnership has no material capital projects scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,268,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003 at which time the properties will be refinanced or sold. During the three months ended March 31 1998, a distribution of approximately $340,000 was made to the "A" Unit limited partners, and a distribution of approximately $3,000 was made to the General Partner. A distribution of approximately $682,000 was made to the "A" Unit limited partners and a distribution of approximately $7,000 was made to the General Partner during the three months ended March 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves. The General Partner expects to make a further distribution during the third quarter of 1998.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this interim report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this interim report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, the Managing General Partner was named in a legal action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the partnerships named in the action. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

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

      b)    Reports on Form 8-K :

            None filed for the quarter ended March 31, 1998.

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



                             Date: May 1, 1998