Form 10QSB
period 1998-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 1998-08-06
CIK 802200

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

                  For the quarterly period ended June 30, 1998

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                        MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                     $  1,343
  Receivables and deposits                                           305
  Restricted escrows                                                 362
  Other assets                                                       259
  Investment properties:
     Land                                           $  1,742
     Buildings and related personal property          22,356
                                                      24,098
     Less accumulated depreciation                   (11,421)     12,677
                                                                $ 14,946

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                              $    118
  Tenant security deposit liabilities                                117
  Accrued property taxes                                             257
  Other liabilities                                                  234
  Mortgage notes payable                                          12,251

Partners' (Deficit) Capital
  General Partner                                   $   (133)
  Limited Partner "A" Unit holders -
     96,284 units issued and outstanding              (1,823)
  Limited Partner "B" Unit holders -
     75,152 units issued and outstanding               3,925       1,969
                                                                $ 14,946

          See Accompanying Notes to Consolidated Financial Statements

b)
                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                     1998        1997        1998        1997
Revenues:
 Rental revenue                    $1,224      $1,169      $2,444       $2,331
 Other income                          88          73         156          155
   Total revenues                   1,312       1,242       2,600        2,486

Expenses:
 Operating                            577         517       1,084        1,087
 General and administrative            52          44         135          128
 Depreciation                         256         242         508          481
 Interest                             249         251         499          502
 Property taxes                        82          91         175          183

   Total expenses                   1,216       1,145       2,401        2,381

Net income                         $   96      $   97      $  199       $  105

Net income allocated
 to general partners               $    1      $    1      $    2       $    1
Net income allocated
 to limited partners                   95          96         197          104
                                   $   96      $   97      $  199       $  105

Net income per limited
 partnership "A" and "B" units:    $ 0.55      $ 0.55      $ 1.15       $ 0.60

          See Accompanying Notes to Consolidated Financial Statements


c)
                        MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                                                         Total
                                    General     LIMITED PARTNERS       Partners'
                                    Partner    "A" Units   "B" Units    Capital

Original capital contributions     $     1     $ 9,706     $ 7,538    $ 17,245

Limited partnership units at
  December 31, 1997 and
    June 30, 1998                       --      96,284      75,152     171,436

Partners' (deficit) capital at
  December 31, 1997                $  (132)    $(1,593)    $ 3,839    $  2,114

Distributions to partners               (3)       (341)         --        (344)

Net income for the six
  months ended June 30, 1998             2         111          86         199

Partners' (deficit) capital at
  June 30, 1998                    $  (133)    $(1,823)    $ 3,925    $  1,969

          See Accompanying Notes to Consolidated Financial Statements

d)
                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended
                                                              June 30,
                                                          1998        1997
Cash flows from operating activities:
 Net income                                             $  199      $  105
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                            508         481
   Amortization of loan costs                               31          31
   Change in accounts:
      Receivables and deposits                             (38)        175
      Other assets                                          18         (26)
      Accounts payable                                      13         (79)
      Tenant security deposit liabilities                   (1)         (7)
      Accrued property taxes                               (14)         (5)
      Other liabilities                                     11           3
        Net cash provided by operating activities          727         678

Cash flows from investing activities:
 Property improvements and replacements                   (155)       (236)
 Net receipts from restricted escrows                       10          36
        Net cash used in investing activities             (145)       (200)

Cash flows from financing activities:
 Loan costs paid                                            --          (1)
 Payments on mortgage notes payable                        (34)        (32)
 Distributions to partners                                (344)       (689)
        Net cash used in financing activities             (378)       (722)

Net increase (decrease) in cash and cash equivalents       204        (244)

Cash and cash equivalents at beginning of period         1,139       1,860

Cash and cash equivalents at end of period              $1,343      $1,616

Supplemental disclosure of cash flow information:
 Cash paid for interest                                 $  468      $  471

          See Accompanying Notes to Consolidated Financial Statements

e)
                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1998 and 1997, respectively. Such fees are included in operating expense in the consolidated statements of operations and are reflected in the following table. The Limited Partnership Agreement ("Agreement") provides for reimbursement to the General Partner and its affiliates for certain costs incurred in connection with the administration of Partnership activities. These reimbursements are included in general and administrative and operating expense and in investment properties.

The following transactions with the General Partner and its affiliates were incurred during the six months ended June 30:


                                                     1998        1997
                                                       (in thousands)

 Property management fees                            $128        $122
 Reimbursements for services of affiliates             56          54
 Partnership management fees (1)                       31          61

   (1) The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services.

In addition, approximately $1,000 and $5,000 in reimbursements for construction oversight costs were paid to the General Partner or its affiliates during the six months ended June 30, 1998 and 1997, respectively. These reimbursements have been included in operating expense.

For the period of January 1, 1997 to August 31, 1997 the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $1,343,000, exceeded the reserve requirement of approximately $759,000 at June 30, 1998.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1998 and 1997:


                                                     Average
                                                    Occupancy
Property                                        1998        1997

Carlin Manor Apartments
   Columbus, Ohio   (1)                          93%          90%

Hunt Club Apartments
   Indianapolis, Indiana   (2)                   96%          92%

Shadow Brook Apartments
   West Valley City, Utah                        96%          97%

(1)Although occupancy at Carlin Manor increased slightly, it remains subject to market conditions of competition from new construction and first time homebuyers due to favorable interest rates.

(2)The increase in occupancy at Hunt Club is attributable to incentive programs offered during the first half of 1998.


The Partnership realized net income of approximately $199,000 and $105,000 for the six month periods ended June 30, 1998 and 1997, respectively. The Partnership realized net income of approximately $96,000 and $97,000 for the three month periods ended June 30, 1998 and 1997, respectively. The increase in net income, for the six month period ended June 30, 1998, was primarily attributable to an increase in rental income. The increase in rental income is attributable to increased rental rates at all of the Partnership's properties. Additionally, improved occupancy, at two of the Partnership's three properties, as noted in the table above, has contributed to the increase in rental income. Slightly offsetting the increase in net income was an increase in depreciation expense. The increase in depreciation expense is the result of the addition of approximately $488,000 of capital improvements and replacements at the Partnership's properties over the last twelve months. The slight decline in net income for the three months ended June 30, 1998, is largely the result of increased operating expenses offsetting the improved rental income, discussed previously. Operating expenses increased for the three months ended June 30, 1998 due to increases in property and maintenance expenses. These three month increases were the result of normal fluctuations in utility costs and maintenance expenses.

Included in operating expenses for the six months ended June 30, 1998 is approximately $22,000 of parking lot repairs and major landscaping. Included in operating expenses for the comparable period in 1997, is approximately $41,000 of major repairs and maintenance comprised primarily of parking lot paving, major landscaping and window coverings.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $1,343,000 as compared to approximately $1,616,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was approximately $204,000 compared to a net decrease of approximately $244,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased primarily due to an increase in net income as discussed above. Also contributing to the increase in cash provided by operations was an increase in accounts payable. The increase is the result of the timing of payments. Partially offsetting the net increase in cash provided by operating activities was an increase in accounts receivable related to the timing of cash receipts. Net cash used in investing activities decreased due to a decrease in property improvements and replacements partially offset by a decrease in net receipts from restricted escrows. Net cash used in financing activities decreased due to a decrease in distributions to partners.

The Partnership has no material capital projects scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $12,251,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003 at which time the properties will be refinanced or sold. During the six months ended June 30, 1998, distributions of approximately $341,000 and $3,000 were made to the "A" Unit limited partners and the General Partner, respectively. Distributions of approximately $682,000 and $7,000 were made to the "A" Unit limited partners and the General Partner, respectively, during the six months ended June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and cash reserves. The General Partner expects to make another distribution during the third quarter of 1998.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, the Managing General Partner was named in a legal action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

      b)    Reports on Form 8-K :

            None filed for the quarter ended June 30, 1998.



                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MULTI-BENEFIT REALTY FUND '87-1

                             By: CONCAP EQUITIES, INC.
                                 General Partner


                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President/Treasurer


                             Date:  August 6, 1998