Form 10QSB
period 1998-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 1998-11-12
CIK 802200

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


               For the quarterly period ended September 30, 1998

                                       or

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

                                55 Beattie Place
                                 P. O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                        MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Cash and cash equivalents                                 $  1,143
  Receivables and deposits                                       381
  Restricted escrows                                             418
  Other assets                                                   256
  Investment properties:
     Land                                         $  1,742
     Buildings and related personal property        22,529
                                                    24,271
     Less accumulated depreciation                 (11,661)   12,610
                                                            $ 14,808

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                          $    147
  Tenant security deposit liabilities                            111
  Accrued property taxes                                         347
  Other liabilities                                              235
  Mortgage notes payable                                      12,233

Partners' (Deficit) Capital
  General Partner                                 $   (136)
  Limited Partner "A" Unit holders -
     96,284 units issued and outstanding            (2,061)
  Limited Partner "B" Unit holders -
     75,152 units issued and outstanding             3,932     1,735
                                                            $ 14,808

          See Accompanying Notes to Consolidated Financial Statements

b)
                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                      1998       1997       1998       1997
Revenues:
 Rental revenue                     $1,226     $1,182     $3,670      $3,513
 Other income                           88         89        244         244
   Total revenues                    1,314      1,271      3,914       3,757

Expenses:
 Operating                             621        609      1,705       1,696
 General and administrative             58        101        193         229
 Depreciation                          257        252        765         733
 Interest                              249        251        748         753
 Property taxes                         90         89        265         272
 Loss on disposal of property           23         86         23          86
   Total expenses                    1,298      1,388      3,699       3,769

Net income (loss)                   $   16     $ (117)    $  215      $  (12)

Net income (loss) allocated
 to general partners                $   --     $   (1)    $    2      $  (--)
Net income (loss) allocated
 to limited partners                    16       (116)       213         (12)
                                    $   16     $ (117)    $  215      $  (12)

Net income (loss) per limited
 partnership "A" and "B" units:     $ 0.09     $ (.67)    $ 1.24      $(0.07)
Distributions per limited
 partnership "A" units              $ 2.58     $ 7.07     $ 6.11      $14.16

          See Accompanying Notes to Consolidated Financial Statements

c)
                        MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                                                  Total
                                   General    LIMITED PARTNERS  Partners'
                                   Partner  "A" Units "B" Units  Capital


Original capital contributions     $     1   $ 9,706   $ 7,538  $ 17,245

Limited partnership units at
  December 31, 1997 and
    September 30, 1998                  --    96,284    75,152   171,436

Partners' (deficit) capital at
  December 31, 1997                $  (132)  $(1,593)  $ 3,839  $  2,114

Distributions to partners               (6)     (588)       --      (594)

Net income for the nine
  months ended September 30, 1998        2       120        93       215

Partners' (deficit) capital at
  September 30, 1998               $  (136)  $(2,061)  $ 3,932  $  1,735

          See Accompanying Notes to Consolidated Financial Statements

d)
                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                          1998      1997
Cash flows from operating activities:
 Net income (loss)                                      $  215    $  (12)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation                                            765       733
   Amortization of loan costs                               47        47
   Loss on disposal of property                             23        86
   Change in accounts:
      Receivables and deposits                            (114)       80
      Other assets                                           5       (14)
      Accounts payable                                      42       (51)
      Tenant security deposit liabilities                   (7)      (17)
      Accrued property taxes                                76        85
      Other liabilities                                     11        10
        Net cash provided by operating activities        1,063       947

Cash flows from investing activities:
 Property improvements and replacements                   (367)     (442)
 Net deposits to restricted escrows                        (46)      (22)
        Net cash used in investing activities             (413)     (464)

Cash flows from financing activities:
 Loan costs paid                                            --        (1)
 Payments on mortgage notes payable                        (52)      (48)
 Distributions to partners                                (594)   (1,377)
        Net cash used in financing activities             (646)   (1,426)

Net increase (decrease) in cash and cash equivalents         4      (943)

Cash and cash equivalents at beginning of period         1,139     1,860

Cash and cash equivalents at end of period              $1,143    $  917

Supplemental disclosure of cash flow information:
 Cash paid for interest                                 $  701    $  706

          See Accompanying Notes to Consolidated Financial Statements

e)
                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1998 and 1997, respectively. Such fees are included in operating expense in the consolidated statements of operations and are reflected in the following table. The Partnership Agreement provides for reimbursement to the General Partner and its affiliates for certain costs incurred in connection with the administration of Partnership activities. These reimbursements are included in general and administrative and operating expense and in investment properties.

The following transactions with the General Partner and/or its affiliates were incurred during the nine months ended September 30:


                                                  1998      1997
                                                  (in thousands)

 Property management fees                        $194      $185
 Reimbursements for services of affiliates (1)     86        91
 Partnership management fees (2)                   53       123

(1)Included in "Reimbursements for services of affiliates" for the nine months ended September 30, 1998 and 1997 is approximately $4,000 and $10,500, respectively, in reimbursements for construction oversight costs. These reimbursements are included in investment properties and operating expense.

(2)The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners be paid to the General Partner for executive and administrative management services. These fees are included in general and administrative expenses.

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

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 24,000 and 23,000 of the outstanding "A" and "B" units, respectively, of limited partnership interest in the Partnership at $50 and $25 per Unit, respectively, net to the seller in cash. During February 1998 the tender offers were completed and the Purchaser acquired 21,457 and 13,822 of the outstanding "A" and "B" units, respectively, which represents approximately 22% and 18% of the total outstanding "A" and "B" units, respectively.

NOTE C - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $1,143,000, exceeded the reserve requirement of approximately $759,000 at September 30, 1998.

NOTE D - DISTRIBUTIONS

The Partnership distributed cash from operations of approximately $588,000 and $6,000 to the "A" unit limited partners and General Partner, respectively, during the nine months ended September 30, 1998. Distributions of approximately $1,363,000 and $14,000 were made to the "A" unit limited partners and General Partner, respectively, during the nine months ended September 30, 1998.

NOTE E - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General
Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1998 and 1997:


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

(1)Although occupancy at Carlin Manor increased slightly, it remains subject to market conditions affected by competition from new construction and first time homebuyers due to favorable interest rates.

(2)The increase in occupancy at Hunt Club is attributable to incentive programs offered during 1998.

The Partnership realized net income of approximately $215,000 for the nine months ended September 30, 1998 as compared to a net loss of approximately $12,000 for the nine months ended September 30, 1997. The Partnership realized net income of approximately $16,000 for the three month period ended September 30, 1998 as compared to a net loss of approximately $116,000 for the three month period ended September 30, 1997. The increase in net income for the three and nine month periods ended September 30, 1998, is primarily attributable to an increase in rental income due to increased rental rates at all of the Partnership's investment properties. The incentive program offered at Hunt Club Apartments did not have a material impact on rental income during 1998. Additionally, improved occupancy at two of the Partnership's three properties, as noted in the table above, contributed to the increase in rental income.
Also, contributing to the increase in net income are decreases in general and administrative expense and in loss on property disposals. These decreases are a result of lower management fees related to decreased distributions in 1998 and major roof replacements in 1997, respectively. Partially offsetting the increase in net income is an increase in depreciation expense. The increase in depreciation expense is the result of the addition of approximately $494,000 of capital improvements and replacements at the Partnership's properties over the last twelve months.

Included in operating expense for the nine months ended September 30, 1998 is approximately $71,000 of major repairs and maintenance comprised primarily of parking lot repairs. Included in operating expense for the comparable period in 1997, is approximately $107,000 of major repairs and maintenance comprised primarily of parking lot paving, landscaping costs, and window coverings.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,143,000 as compared to approximately $917,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998 was approximately $4,000 compared to a net decrease of approximately $943,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily due to the increase in net income as discussed above. Also contributing to the increase in cash provided by operations was an increase in accounts payable as a result of the timing of payments. Partially offsetting the net increase in cash provided by operating activities was an increase in receivables and deposits related to the timing of cash receipts. Net cash used in investing activities decreased due to a decrease in property improvements and replacements partially offset by an increase in deposits to restricted escrows. Net cash used in financing activities decreased due to a decrease in distributions to partners during the nine months ended September 30, 1998, compared to the prior year.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $12,233,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. During the nine months ended September 30, 1998, distributions of approximately $588,000 and $6,000 were made to the "A" Unit limited partners and the General Partner, respectively. Distributions of approximately $1,363,000 and $14,000 were made to the "A" Unit limited partners and the General Partner, respectively, during the nine months ended September 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no
other holder of IPT is required to approve the merger.   The General
Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, the Managing General Partner was named in a legal action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

      b)  Reports on Form 8-K :

          None filed for the quarter ended September 30, 1998.



                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MULTI-BENEFIT REALTY FUND '87-1

                             By: CONCAP EQUITIES, INC.
                                 General Partner

                             By: /s/Patrick Foye
                                 Patrick Foye
                                 Executive Vice President

                             By: /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting
                                 (Duly Authorized Officer)

                             Date: November 12, 1998