Form 10KSB
period 1998-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 1999-03-29
CIK 802200

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                     For the transition period          to

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

   55 Beattie Place, P.O. Box 1089
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

State issuer's revenues for its most recent fiscal year.  $5,195,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None




                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized on September 8, 1986, as a limited partnership under the California Revised Limited Partnership Act. ConCap Equities, Inc. ("CEI") is the general partner of the Partnership (see additional information below). CEI (the "General Partner") is a subsidiary of Apartment Investment and Management Company ("AIMCO").

The Registrant is engaged in the business of operating and holding real properties for investment. By the end of the Partnership's fiscal year 1988, three apartment properties had been acquired. The Registrant continues to own and operate these properties. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

Commencing December 10, 1986, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, $60,000,000 of Units of Depositary Receipts (collectively, the "Units," and individually, "Unit"). Two classes of Units ("A" Units and "B" Units, herein so called), entitled to different rights and priorities as to cash distributions and partnership allocations, were offered. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders ("Unit holders") thereof to participate in certain allocations and distributions of the Partnership. The General Partner of the Partnership intended that the "A" Units and "B" Units be allocated such that the "B" Units would not exceed 25% nor be less than 20% of the total amount of the Units sold. At the end of the current fiscal year, the "B" Units represented approximately 44% of the total amount of the Units sold. The General Partner is currently considering several alternative procedures to conform the unit allocations more closely to the intended investment objectives. The General Partner intends to continue such consideration, but has not yet determined a feasible alternative. The corporate limited partner of the Partnership was Multi-Benefit '87-1 Depositary Corporation, an affiliate of the General Partner. The corporate limited partner served as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. The sale of Units closed on September 30, 1988, with 172,436 Units sold at $100 each, or gross proceeds of approximately $17,200,000 to the Partnership. The Partnership may repurchase or retire any Units, at its absolute discretion, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the corporate limited partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI") acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the corporate limited partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unit holders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unit holders dated August 10, 1990. As part of this solicitation, the Unit holders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock was owned by Insignia Properties Trust("IPT"), which acquired the stock through two transactions in December 1994, and October 1995. Effective February 26, 1999, IPT was merged with and into AIMCO (see "Transfer of Control" below). As of December 31, 1998, Insignia Properties, L.P., owned 1,933 (2.01%) and 210 (.28%) of the outstanding "A" and "B" Units, respectively.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 24,000 and 23,000 of the outstanding "A" and "B" Units, respectively, of limited partnership interest in the Partnership at $50 and $25 per Unit, respectively, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 21,457 (22.285%) and 13,822 (18.392%) of the outstanding "A" and "B" Units, respectively.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. The property manager is responsible for the day-to-day management of each property.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local.
In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                              Date of
Property                     Purchase     Type of Ownership         Use



Carlin Manor Apartments        11/87   Fee ownership, subject   Apartment
Columbus, Ohio                         to first mortgage.       278 units

Hunt Club Apartments           05/87   Fee ownership, subject   Apartment
Indianapolis, Indiana                  to first mortgage. (1)   200 units

Shadow Brook Apartments        05/87   Fee ownership, subject   Apartment
West Valley City, Utah                 to first mortgage.       300 units

(1) The property is held by a limited partnership in which the Partnership owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                         Gross

                        Carrying Accumulated                    Federal

Property                 Value   Depreciation  Rate  Method    Tax Basis

                           (in thousands)                    (in thousands)


Carlin Manor Apartments $ 6,900    $ 3,782     5-30    SL    $   5,319

Hunt Club Apartments      7,005      3,801     5-30    SL        4,060

Shadow Brook Apartments  10,506      4,351     5-30    SL        6,256


Total                   $24,411    $11,934                   $  15,635


See "Note A" to the consolidated financial statements in "Item 7. Financial Statements" for a further description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                Principal                                         Principal

               Balance At      Stated                              Balance

              December 31,    Interest    Period     Maturity      Due At

Property          1998          Rate     Amortized     Date     Maturity (2)

             (in thousands)                                    (in thousands)


Carlin Manor

1st Mortgage   $ 2,500         7.33%        (1)      11/03     $ 2,500


Hunt Club

1st Mortgage     3,714         8.30%      84 mo.     10/00       3,575


Shadow Brook

1st Mortgage     6,000         7.33%        (1)      11/03       6,000

               $12,214                                         $12,075


(1)  Payments consist of interest only.
(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                            Average Annual          Average Annual

                             Rental Rates             Occupancy

                           1998         1997        1998      1997


Carlin Manor           $5,847/unit  $5,685/unit     92%        89%

Hunt Club               7,504/unit   7,267/unit     95%        93%

Shadow Brook            7,156/unit   6,933/unit     96%        96%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property are as follows:


                             1998               1998

                            Billing             Rate

                         (in thousands)


Carlin Manor                  $110               5.6%

Hunt Club                      155               9.6%

Shadow Brook                    78               1.3%


CAPITAL IMPROVEMENTS:

During 1998, the Partnership completed approximately $239,000 of capital improvements at Carlin Manor consisting primarily of floor replacement and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the near-term. Capital improvements budgeted for 1999 include, but are not limited to, interior and exterior building improvements, which are expected to cost approximately $437,000.

In 1998, the Partnership completed approximately $94,000 of capital improvements and replacements at Hunt Club consisting of floor covering and appliances. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the near-term. Capital improvements budgeted for 1999 include, but are not limited to, landscaping, carpet replacement, plumbing improvements, and other structural improvements, which are expected to cost approximately $386,000.

During 1998, the Partnership also completed approximately $174,000 of capital improvements and replacements at Shadow Brook consisting of floor covering, building improvements, and roof replacement. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the near-term. Capital improvements budgeted for 1999 include, but are not limited to, roof replacement, major carpet replacement, landscaping, parking lot repairs and building improvements, which are expected to cost approximately $260,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. This expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF PARTNERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.



                                    PART II


ITEM 5.MARKET FOR THE REGISTRANT'S UNITS OF DEPOSITORY RECEIPTS AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

(B)  Title of Class:                      Number of Record Unit holders:

     Units of Depositary Receipts
                      A Units             659 as of December 31, 1998
                      B Units             760 as of December 31, 1998

     The Partnership offered and sold 172,436 "A" and "B" Units. At December 31, 1998, the Partnership had 96,284 "A" Units and 75,152 "B" Units outstanding. Affiliates of the General Partner held 28,573 "A" Units (29.68%) and 18,440 "B" Units (24.54%) at December 31, 1998.

(C) Total cash distributed was approximately $594,000 ($6.11 per Limited Partnership "A" Units) and $1,377,000 ($14.16 per Limited Partnership "A" Units) for the years ended December 31, 1998 and 1997, respectively. All of the distributions in 1998 and 1997 were generated from operations. Future distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had net income of approximately $246,000 for the year ended December 31, 1998 as compared to net income of approximately $15,000 for the year ended December 31, 1997. The increase in net income for the year ended December 31, 1998, is primarily attributable to an increase in revenues and to a lesser extent a decrease in total expenses. The increase in revenues is attributable to an increase in rental income due to increased average annual rental rates at all of the Partnership's investment properties and improved occupancy at two of the Partnership's three investment properties. Also contributing to the increase in net income are decreases in general and administrative expenses and in losses recognized on disposals in 1998. The decrease in general and administrative expenses is a result of lower management fees related to decreased distributions in 1998. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in losses recognized on property disposals is the result of less roof replacement work necessary in 1998. Partially offsetting the increase in net income is an increase in depreciation expense. The increase in depreciation expense is primarily the result of a full year of depreciation taken on the approximately $569,000 of capital improvements added during 1997.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,291,000 as compared to approximately $1,139,000 at December 31, 1997. The net increase in cash and cash equivalents for the year ended December 31, 1998 is due to $1,317,000 of cash provided by operating activities, which was partially offset by $500,000 and $665,000 of cash used in investing and financing activities, respectively. Cash used in investing activities primarily consisted of capital improvements. Cash used in financing activities consisted primarily of principal payments made on the mortgage encumbering the Hunt Club property and, to a lesser extent, distributions to partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership has budgeted approximately $1,083,000 in capital improvements for its properties in 1999. Budgeted capital improvements at Shadow Brook include, but are not limited to, roof replacement, major carpet replacement, landscaping, parking lot repairs and building improvements. Budgeted capital improvements at Carlin Manor include, but are not limited to, interior and exterior building improvements. Budgeted capital improvements at Hunt Club include, but are not limited to, landscaping, carpet replacement, plumbing improvements, and other structural improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,214,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. During the years ended December 31, 1998 and 1997, distributions of cash from operations of approximately $594,000 and $1,377,000, respectively, were paid to the partners. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


MULTI-BENEFIT REALTY FUND '87-1

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
  December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors



The Partners
Multi-Benefit Realty Fund '87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999





                        MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

 Cash and cash equivalents                                   $  1,291

 Receivables and deposits                                         317

 Restricted escrows                                               365

 Other assets                                                     234

 Investment properties (Notes A, C and G):

   Land                                         $  1,742

   Buildings and related personal property        22,669

                                                  24,411

   Less accumulated depreciation                 (11,934)      12,477


                                                             $ 14,684


Liabilities and Partners' Capital (Deficit)



Liabilities

 Accounts payable                                            $     79

 Tenant security deposit liabilities                              111

 Accrued property taxes                                           275

 Other liabilities                                                239

 Mortgage notes payable (Note C)                               12,214


Partners' Capital (Deficit)

 General Partner                                $   (136)

 Limited Partner "A" Unit holders -

    96,284 units issued and outstanding           (2,044)

 Limited Partner "B" Unit holders -

    75,152 units issued and outstanding            3,946        1,766

                                                             $ 14,684


          See Accompanying Notes to Consolidated Financial Statements




                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                       Years Ended December 31,

                                                           1998        1997

Revenues:

  Rental income                                          $ 4,885     $ 4,693

  Other income                                               310         315

     Total revenues                                        5,195       5,008


Expenses:

  Operating                                                2,296       2,272

  General and administrative                                 248         275

  Depreciation                                             1,037         984

  Interest                                                   995       1,003

  Property taxes                                             350         353

  Loss on disposal of property                                23         106

     Total expenses                                        4,949       4,993


       Net income                                        $   246     $    15


Net income allocated to general partner (1%)             $     2     $    --

Net income allocated to limited partners (99%)               244          15

                                                         $   246     $    15


Net income per limited partnership "A" and "B" units     $  1.42     $   .09


Distributions per limited partnership "A" units          $  6.11     $ 14.16


          See Accompanying Notes to Consolidated Financial Statements





                        MULTI-BENEFIT REALTY FUND '87-1

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                                                      Total

                                                                    Partners'

                                 General      Limited Partners       Capital

                                 Partner    "A" Units   "B" Units   (Deficit)


Original capital contributions  $     1     $ 9,706    $ 7,538     $ 17,245

Limited partnership units at

  December 31, 1998 and

  December 31, 1997                  --      96,284     75,152      171,436


Partners' (deficit) capital at

  December 31, 1996             $  (118)    $  (238)   $ 3,832     $  3,476

Distributions to partners           (14)     (1,363)        --       (1,377)

Net income for the year ended

  December 31, 1997                  --           8          7           15

Partners' (deficit) capital at

  December 31, 1997                (132)     (1,593)     3,839        2,114

Distributions to partners            (6)       (588)        --         (594)

Net income for the year ended

  December 31, 1998                   2         137        107          246

Partners' (deficit) capital at

  December 31, 1998             $  (136)    $(2,044)   $ 3,946     $  1,766


          See Accompanying Notes to Consolidated Financial Statements




                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                  Years Ended December 31,

                                                        1998       1997

Cash flows from operating activities:

 Net income                                          $   246    $    15

 Adjustments to reconcile net income to

  net cash provided by operating activities:

    Depreciation                                       1,037        984

    Amortization of loan costs                            61         63

    Loss on disposal of property                          23        106

    Change in accounts:

       Receivables and deposits                          (50)       128

       Other assets                                       13         (1)

       Accounts payable                                  (26)       (59)

       Tenant security deposit liabilities                (7)       (22)

       Accrued property taxes                              4          7

       Other liabilities                                  16          5

           Net cash provided by operating activities   1,317      1,226


Cash flows from investing activities:

  Property improvements and replacements                (507)      (569)

  Net withdrawals from restricted escrows                  7         65

           Net cash used in investing activities        (500)      (504)


Cash flows from financing activities:

  Loan costs paid                                         --         (1)

  Payments on mortgage notes payable                     (71)       (65)

  Distributions to partners                             (594)    (1,377)

           Net cash used in financing activities        (665)    (1,443)



Net increase (decrease) in cash and cash equivalents     152       (721)


Cash and cash equivalents at beginning of period       1,139      1,860


Cash and cash equivalents at end of period           $ 1,291    $ 1,139


Supplemental disclosure of cash flow information:

  Cash paid for interest                             $   935    $   938


          See Accompanying Notes to Consolidated Financial Statements






                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Multi-Benefit Realty Fund '87-1 (the "Partnership") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership filed September 8, 1986. The Partnership commenced operations on February 27, 1987, the date on which impound requirements were met. The Partnership operates three apartment properties located in the Mid-west and West. ConCap Equities, Inc. ("CEI" or the "General Partner") is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the Corporate Limited Partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI"), acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the Corporate Limited Partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unit holders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unit holders dated August 10, 1990. As part of this solicitation, the Unit holders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by Insignia Properties Trust, which acquired the stock through two transactions in December 1994 and October 1995. At December 31, 1998, affiliates of the General Partner owned 28,573 "A" Units and 18,400 "B" Units.

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

The Partnership Agreement("Agreement") provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are first allocated in the reverse order of any net losses then are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General Partner and 99% to the Unit holders until their capital accounts are depleted. Additional net losses are allocated to the General Partner. Net income per limited partnership unit for both 1998 and 1997 was computed as 99% of net income divided by 171,436 units outstanding.

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

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Escrows for Taxes: Escrows for Hunt Club are held by the mortgagor. Escrows for Carlin Manor and Shadow Brook are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes and insurance. These escrows totaling approximately $202,000 are included in receivables and deposits.

Restricted Escrows: In relation to the mortgages at all three properties, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 1998, the balance was approximately $365,000.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For 1998 and 1997, no adjustments for impairment of value were recorded.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5-15 years.

Loan Costs: Loan costs of approximately $404,000 less accumulated amortization of approximately $182,000 are included in other assets and are being amortized on a straight-line basis over the lives of the loans. These loan costs include an additional $1,000 paid in 1997 in connection with the 1996 financing of the debt for Carlin Manor and Shadow Brook.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $108,000 and $98,000 for the years ended December 31, 1998 and 1997, respectively.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                   Principal     Monthly                            Principal

                  Balance At     Payment     Stated                  Balance

                 December 31,   Including   Interest   Maturity      Due At

Property             1998       Interest      Rate       Date       Maturity

                      (in thousands)                             (in thousands)


Carlin Manor

 1st mortgage     $ 2,500       $    15      7.33%     11/01/03     $ 2,500

Hunt Club

 1st mortgage       3,714            32      8.30%     10/01/00       3,575

Shadow Brook

 1st mortgage       6,000            37      7.33%     11/01/03       6,000


  Totals          $12,214       $    84                             $12,075


The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

                              1999      $    77

                              2000        3,637

                              2001           --

                              2002           --

                              2003        8,500

                                        $12,214


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                              1998        1997

Net income as reported                       $  246      $   15

Add (deduct):

  Write-downs of fixed asset values              23         106

  Depreciation differences                       41          64

  Change in prepaid rental                       27          49

  Other                                          40           3


Federal taxable income                       $  377      $  237

Federal taxable income per limited

    partnership unit                         $  2.18     $ 1.37



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


    Net assets as reported                       $1,766

    Land and buildings                            2,277

    Accumulated depreciation                        880

    Syndication fees                              1,975

    Other                                           163

    Net assets - tax basis                       $7,061


NOTE E - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the years ended December 31, 1998 and 1997:
                                                   1998        1997

                                                   (in thousands)

Property management fees (included in operating

 expenses)                                         $260        $248

Reimbursement for services of affiliates

 (included in operating, general and

 administrative expenses, and investment

 properties) (1)                                    113         124

Partnership management fees (2)                      53         123


(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $4,000 and $11,000, respectively, in reimbursements for construction oversight costs.

(2) The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. These fees are included in general and administrative expenses.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $260,000 and $248,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $113,000 and $124,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 24,000 and 23,000 of the outstanding "A" and "B" Units, respectively, of limited partnership interest in the Partnership at $50 and $25 per Unit, respectively, net to the seller in cash. During February 1998 the offer was completed and the Purchaser acquired 21,457 and 13,822 of the outstanding "A" and "B" Units, respectively, which represents approximately 22% and 18% of the total outstanding "A" and "B" Units, respectively.

AIMCO currently owns, through its affiliates, a total of 28,573 "A" Units and 18,440 "B" Units or 29.675% and 24.54%, respectively. Consequently,
AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

NOTE F - COMMITMENTS

The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $1,291,000, exceeded the reserve requirement of approximately $759,000 at December 31, 1998.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties

                                             Initial Cost

                                            To Partnership

                                            (in thousands)

                                                                    Net Cost

                                                    Buildings     Capitalized

                                                   and Related   (Written Down)

                                                     Personal    Subsequent to

Description              Encumbrances      Land      Property     Acquisition

                        (in thousands)                           (in thousands)

Carlin Manor Apartments

 Columbus, Ohio          $ 2,500        $   408    $ 6,582          $   (90)


Hunt Club Apartments

 Indianapolis, Indiana     3,714            485      5,673              847


Shadow Brook Apartments

 West Valley City, Utah    6,000            961      8,263            1,282


Totals                   $12,214        $ 1,854    $20,518          $ 2,039






                        Gross Amount At Which Carried

                             At December 31, 1998

                              (in thousands)


                                Buildings

                                   And

                                 Related

                                 Personal          Accumulated    Date of      Date   Depreciable

Description              Land    Property   Total  Depreciation Construction Acquired Life-Years
                                                  (in thousands)

Carlin Manor Apartments

 Columbus, Ohio         $  295   $ 6,605   $ 6,900  $ 3,782       Phase I     11/87      5-30

                                                                    1967

                                                                  Phase II

                                                                    1972

Hunt Club Apartments

 Indianapolis, Indiana     485     6,520     7,005    3,801         1979      05/87      5-30


Shadow Brook Apartments

 West Valley City, Utah    962     9,544    10,506    4,351         1985      05/87      5-30


  Totals                $1,742   $22,669   $24,411  $11,934



Reconciliation of Real Estate and Accumulated Depreciation:


                                          Years Ended December 31,

                                              1998          1997

                                                 (in thousands)

Real Estate

Balance at beginning of year             $23,943        $23,554

 Property improvements                       507            569

 Disposals of property                       (39)          (180)


Balance at end of year                   $24,411        $23,943


Accumulated Depreciation

Balance at beginning of year             $10,913        $10,003

 Additions charged to expense              1,037            984

 Disposals of property                       (16)           (74)


Balance at end of year                   $11,934        $10,913



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $26,688,000 and $26,178,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997, is approximately $11,053,000 and $10,057,000, respectively.

NOTE H - DISTRIBUTIONS

The Partnership distributed cash from operations of approximately $588,000 and $6,000 to the "A" unit limited partners and General Partner, respectively, during the year ended December 31, 1998. Distributions of approximately $1,363,000 and $14,000 were made to the "A" unit limited partners and General Partner, respectively, during the year ended December 31, 1997 from cash from operations.

NOTE I - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in three states in Ohio, Indiana and Utah. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segments:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                         Residential     Other        Totals
Rental income                            $ 4,885      $    --      $ 4,885
Other income                                 262           48          310
Interest expense                             995           --          995
Depreciation                               1,037           --        1,037
General and administrative expense            --          248          248
Loss on disposal of assets                   (23)          --          (23)
Segment profit (loss)                        446         (200)         246
Total assets                              13,589        1,095       14,684
Capital expenditures for investment
 properties                                  507           --          507

1997
                                         Residential     Other        Totals
Rental income                            $ 4,693      $    --      $ 4,693
Other income                                 254           61          315
Interest expense                           1,003           --        1,003
Depreciation                                 984           --          984
General and administrative expense            --          275          275
Loss on disposal of assets                  (106)          --         (106)
Segment profit (loss)                        229         (214)          15
Total assets                              14,062        1,054       15,116
Capital expenditures for investment
 properties                                  569           --          569

NOTE J - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The General Partner of Multi-Benefit Realty Fund '87-1 (the "Partnership" or the "Registrant") is ConCap Equities, Inc. ("CEI" or the "General Partner"). The names of the directors and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President - Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers or directors of the General Partner during 1998 or 1997. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

    Except as provided below, as of December 31, 1998, no person or entity was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership.

                                           Number of      Percent
    Name and Address                         Units       of Total

    Insignia Properties, L.P. (1)        1,933 A units     2.01%
                                           210 B units      .28%

    Madison River Properties LLC (1)    21,457 A units    22.29%
                                        13,822 B units    18.39%

    Cooper River Properties LLC (1)      5,183 A units     5.38%
                                         4,408 B units     5.87%

    (1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(b) Beneficial Owners of Management

    Neither CEI nor any of its directors or officers or associates of CEI own any units of the Partnership of record or beneficially.

(c)  Changes in Control

     Beneficial Owners of CEI

     As of December 31, 1998, the following entity was known to CEI to be the beneficial owner of more than 5 percent of its common stock:

          Name and address         Number of CEI SHARES     Percent of Total

     Insignia Properties Trust (1)         100,000                  100%

     (1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

On October 1, 1998, Insignia merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 29.675% and 24.54%, respectively, of the "A" and 'B" Units of limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership paid distributions of approximately $6,000 and $14,000 to the General Partner during the years ended December 31, 1998 and 1997, respectively.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the years ended December 31, 1998 and 1997:


                                                     1998        1997

                                                      (in thousands)


Property management fees                             $260        $248

Reimbursement for services of affiliates (1)          113         124

Partnership management fees (2)                        53         123



(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $4,000 and $11,000, respectively, in reimbursements for construction oversight costs.

(2) The Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates $260,000 and $248,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $113,000 and $124,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 24,000 and 23,000 of the outstanding "A" and "B" units, respectively, of limited partnership interest in the Partnership at $50 and $25 per Unit, respectively, net to the seller in cash. During February 1998 the offer was completed and the Purchaser acquired 21,457 and 13,822 of the outstanding "A" and "B" units, respectively, which represents approximately 22% and 18% of the total outstanding "A" and "B" units, respectively.

AIMCO currently owns, through its affiliates, a total of 28,573 "A" Units and 18,440 "B" Units or 29.675% and 24.54%, respectively. Consequently,
AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)Reports on Form 8-K for the quarter ended December 31, 1998:

   Current Report on Form 8-K dated as of October 1, 1998 and filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES



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

                                   MULTI-BENEFIT REALTY FUND '87-1

                                   By:      CONCAP EQUITIES, INC.
                                            Its General Partner,


                                   By:      /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                                   By:      /s/ Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting


                                   Date:    March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Patrick J. Foye      Executive Vice President      Date:  March 29, 1999
Patrick J. Foye          and Director



/s/ Timothy R. Garrick   Vice President - Accounting   Date:  March 29, 1999
Timothy R. Garrick       and Director



                                 EXHIBIT INDEX



S-K REFERENCE          SEQUENTIAL
    NUMBER        DOCUMENT DESCRIPTION

      2.1 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT, incorporated by reference to Registrant's Current Report on Form 8-K dated October 1, 1998.

      3        Certificate of Limited Partnership, as amended to date.

      4 Depositary Agreement (Incorporated by reference to Registration Statement of Registrant (File No. 33-8908) filed December 10, 1986, as amended to date).

      10.1 Property Management Agreement No. 310 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.2 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.3 Assignment and Assumption Agreement dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.4 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.5 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.6 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.9 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.10 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.11 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

      10.12 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.13 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.14 Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.15 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.16 Property Management Agreement No. 518 dated June 1, 1993, by and between the Partnership and Coventry Management, Inc.

      10.17 Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.18 Letter dated December 8, 1994 reporting a change in control of the General partner of the Registrant. (Incorporated by reference to Form 8-K dated December 8, 1994).

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

      11 Statement regarding computation of Net Income per Unit of DepositaryReceipt (Incorporated by reference to Note 5 of Item 8
               - Financial Statements of this Form 10-K)

      16 Letter, Dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992)

      16.1 Letter dated May 3, 1995, from Arthur Anderson to the Securities and Exchange Commission regarding change in Certifying Accountant. (Incorporated by reference to Form 8-K dated May 3,
               1995).

      27       Financial Data Schedule is filed as an Exhibit to this report.