Form 10QSB
period 1999-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 1999-05-12
CIK 802200

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


                 For the quarterly period ended March 31, 1999

                                       or

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

                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                        MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999


Assets

  Cash and cash equivalents                                  $ 1,716

  Receivables and deposits                                       327

  Restricted escrows                                             254

  Other assets                                                   232

  Investment properties:

     Land                                       $  1,742

     Buildings and related personal property      22,844

                                                  24,586

     Less accumulated depreciation               (12,192)     12,394

                                                             $14,923

Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                           $   145

  Tenant security deposit liabilities                            110

  Accrued property taxes                                         313

  Other liabilities                                              254

  Mortgage notes payable                                      12,196

Partners' (Deficit) Capital

  General Partner                               $   (135)

  Limited Partner "A" Unit holders -

     96,284 units issued and outstanding          (1,966)

  Limited Partner "B" Unit holders -

     75,152 units issued and outstanding           4,006       1,905

                                                             $14,923


           See Accompanying Notes to Consolidated Financial Statements



b)
                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                       Three Months Ended

                                                            March 31,

                                                        1999        1998

Revenues:

   Rental income                                       $1,244     $1,220

   Other income                                            73         68

     Total revenues                                     1,317      1,288


Expenses:

   Operating                                              526        507

   General and administrative                              49         83

   Depreciation                                           258        252

   Interest                                               252        250

   Property taxes                                          93         93

     Total expenses                                     1,178      1,185


Net income                                             $  139     $  103


Net income allocated to general partner (1%)           $    1     $    1

Net income allocated to limited partners (99%)            138        102

                                                       $  139     $  103


Net income per limited partnership "A" and "B" units   $  .80     $  .59


Distributions per limited partnership "A" units        $   --     $ 3.53


           See Accompanying Notes to Consolidated Financial Statements



c)
                        MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                                                     Total

                                 General      Limited Partners     Partners'

                                 Partner   "A" Units   "B" Units    Capital


Original capital contributions $      1  $  9,706    $  7,538     $ 17,245


Limited partnership units at

  December 31, 1998 and

  March 31, 1999                     --    96,284      75,152      171,436


Partners' (deficit) capital at

  December 31, 1998            $   (136) $ (2,044)   $  3,946     $  1,766


Net income for the three

  months ended March 31, 1999         1        78          60          139


Partners' (deficit) capital

  at March 31, 1999            $   (135) $ (1,966)   $  4,006     $  1,905


           See Accompanying Notes to Consolidated Financial Statements



d)
                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                             Three Months Ended

                                                                  March 31,

                                                               1999      1998

Cash flows from operating activities:

 Net income                                                   $  139    $  103

 Adjustments to reconcile net income to net

  cash provided by operating activities:

   Depreciation                                                  258       252

   Amortization of loan costs                                     20        16

   Change in accounts:

      Receivables and deposits                                   (10)      (63)

      Other assets                                               (18)       16

      Accounts payable                                            66       (14)

      Tenant security deposit liabilities                         (1)        2

      Accrued property taxes                                      38        38

      Other liabilities                                           15        (8)

        Net cash provided by operating activities                507       342


Cash flows from investing activities:

 Property improvements and replacements                         (175)      (48)

 Net withdrawals from restricted escrows                         111        50

        Net cash (used in) provided by investing activities      (64)        2


Cash flows from financing activities:

 Payments on mortgage notes payable                              (18)      (17)

 Distributions to partners                                        --      (343)

        Net cash used in financing activities                    (18)     (360)


Net increase (decrease) in cash and cash equivalents             425       (16)

Cash and cash equivalents at beginning of period               1,291     1,139

Cash and cash equivalents at end of period                    $1,716    $1,123

Supplemental disclosure of cash flow information:

 Cash paid for interest                                       $  233    $  234


           See Accompanying Notes to Consolidated Financial Statements



e)
                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. The Partnership may remove the General Partner of Hunt Club Associates, Ltd., therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Limited Partnership Units

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the three months ended March 31, 1999 and 1998:


                                                           1999     1998

                                                          (in thousands)


Property management fees (included in operating expense)   $ 65     $ 64

Reimbursements for services of affiliates (included in       26       31

general and administrative expense)

Partnership management fees (included in general and         --       31

administrative expense) (1)


(1) The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $64,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $26,000 and $31,000 for the three months ended March 31, 1999 and 1998, respectively.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. During February 1998 the offer was completed and the Purchaser acquired 21,457 at $50 per Unit and 13,822 at $25 per Unit of the outstanding "A" and "B" Units, respectively, which represents approximately 22% and 18% of the total outstanding "A" and "B" Units, respectively.

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $1,716,000, exceeded the reserve requirement of approximately $759,000 at March 31, 1999.

NOTE E - DISTRIBUTION

There were no distributions paid or declared during the three months ended March 31, 1999. During the three months ended March 31, 1998, distributions of cash from operations of approximately $343,000 ($3.53 per limited partnership "A"
Unit) were paid to the partners.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in three states: Ohio, Indiana and Utah. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                     Residential    Other     Totals
Rental income                        $ 1,244     $    --    $ 1,244
Other income                              62          11         73
Interest expense                         252          --        252
Depreciation                             258          --        258
General and administrative expense        --          49         49
Segment profit (loss)                    177         (38)       139
Total assets                          13,442       1,481     14,923
Capital expenditures for investment
properties                               175          --        175

1998
                                     Residential    Other     Totals
Rental income                        $ 1,220     $    --    $ 1,220
Other income                              54          14         68
Interest expense                         250          --        250
Depreciation                             252          --        252
General and administrative expense        --          83         83
Segment profit (loss)                    172         (69)       103
Total assets                          13,844       1,033     14,877
Capital expenditures for investment
properties                                48          --         48

NOTE G - LEGAL PROCEEDINGS

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

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1999 and 1998:


                                       Average Occupancy

Property                               1999        1998

Carlin Manor Apartments

   Columbus, Ohio                      91%         92%

Hunt Club Apartments

   Indianapolis, Indiana   (1)         93%         97%

Shadow Brook Apartments

   West Valley City, Utah  (2)         98%         95%


(1) The decrease in occupancy at Hunt Club is attributable to local market conditions, including competition from other complexes in the area and home purchases.
(2) The increase in occupancy at Shadow Brook is attributable to an aggressive marketing campaign.

Results of Operations

The Partnership's net income for the three months ended March 31, 1999, was approximately $139,000 compared to net income of approximately $103,000 for the same period of 1998. The increase in net income is primarily attributable to an increase in total revenues combined with a slight decrease in total expenses. The increase in total revenues is primarily attributable to an increase in rental income due to improved occupancy at Shadow Brook Apartments as well as an increase in average rental rates at all of the Partnership's investment properties, which more than offset the decreases in occupancy at the other properties. The decrease in total expenses is primarily attributable to a decrease in general and administrative expense partially offset by an increase in operating expenses. General and administrative expenses decreased as a result of no management fees related to distributions paid or accrued during the three months ended March 31, 1999 as were during the same period of 1998. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses increased primarily due to increases in property and maintenance expenses attributable to normal fluctuations in utilities and maintenance costs.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,716,000 as compared to approximately $1,123,000 at March 31, 1998. Cash and cash equivalents increased approximately $425,000 for the three months ended March 31, 1999 from the Partnership's year ended December 31, 1998, due to approximately $507,000 of cash provided by operating activities, which was partially offset by approximately $64,000 of cash used in investing activities and approximately $18,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Carlin Manor

During the three months ended March 31, 1999, the Partnership expended approximately $4,000 for capital improvements at Carlin Manor consisting primarily of new appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the near-term. Capital improvements budgeted for 1999 include, but are not limited to, interior and exterior building improvements, which are expected to cost approximately $437,000.

Hunt Club

During the three months ended March 31, 1999, the Partnership expended approximately $44,000 for capital improvements and replacements at Hunt Club consisting of roof repairs, carpet and floor replacement, signage and electrical and heating upgrades. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the near-term. Capital improvements budgeted for 1999 include, but are not limited to, landscaping, carpet replacement, plumbing improvements, and other structural improvements, which are expected to cost approximately $386,000.

Shadow Brook

During the three months ended March 31, 1999, the Partnership expended approximately $127,000 for capital improvements and replacements at Shadow Brook consisting of plumbing upgrades and carpet and floor replacement. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the near-term. Capital improvements budgeted for 1999 include, but are not limited to, roof replacement, major carpet replacement, landscaping, parking lot repairs and building improvements, which are expected to cost approximately $260,000.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,196,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions paid or declared during the three months ended March 31, 1999. During the three months ended March 31, 1998, distributions of cash from operations of approximately $343,000 ($3.53 per limited partnership "A"
Unit), were paid to the partners. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 29.675% and 24.54%, respectively, of the "A" and "B" Units of limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)     Reports on Form 8-K :

               None filed for the quarter ended March 31, 1999.



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


                              MULTI-BENEFIT REALTY FUND '87-1

                              By:  CONCAP EQUITIES, INC.
                                 General Partner

                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration

                              Date: May 12, 1999