Form 10QSB
period 1999-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 1999-08-13
CIK 802200

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


                  For the quarterly period ended June 30, 1999


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                        MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

  Cash and cash equivalents                                        $ 1,819

  Receivables and deposits                                             286

  Restricted escrows                                                   276

  Other assets                                                         223

  Investment properties:

     Land                                               $  1,742

     Buildings and related personal property              23,119

                                                          24,861

     Less accumulated depreciation                       (12,455)   12,406

                                                                   $15,010
Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                                 $   127

  Tenant security deposit liabilities                                  101

  Accrued property taxes                                               361

  Other liabilities                                                    258

  Mortgage notes payable                                            12,177

Partners' (Deficit) Capital

  General Partner                                       $   (134)

  Limited Partner "A" Unit holders -

     96,284 units issued and outstanding                  (1,922)

  Limited Partner "B" Unit holders -

     75,152 units issued and outstanding                   4,042     1,986

                                                                   $15,010


          See Accompanying Notes to Consolidated Financial Statements



b)
                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended       Six Months Ended

                                         June 30,                June 30,

                                     1999         1998         1999       1998

Revenues:

 Rental revenue                    $1,231       $1,224       $2,475     $2,444

 Other income                          79           88          152        156

   Total revenues                   1,310        1,312        2,627      2,600

Expenses:

 Operating                            536          577        1,062      1,084

 General and administrative            74           52          123        135

 Depreciation                         263          256          521        508

 Interest                             249          249          501        499

 Property taxes                       107           82          200        175

   Total expenses                   1,229        1,216        2,407      2,401

Net income                         $   81       $   96       $  220     $  199

Net income allocated

 to general partners               $    1       $    1       $    2     $    2

Net income allocated

 to limited partners                   80           95          218        197

                                   $   81       $   96       $  220     $  199

Net income per limited

 partnership "A" and "B" units:    $  .47       $ 0.55       $ 1.27     $ 1.15

Distributions per limited

 partnership "A" units             $   --       $   --       $   --     $ 3.54


          See Accompanying Notes to Consolidated Financial Statements



c)
                        MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                                                      Total

                                 General      Limited Partners      Partners'

                                 Partner   "A" Units    "B" Units    Capital

Original capital contributions $      1   $  9,706    $  7,538    $ 17,245

Limited partnership units at

  December 31, 1998 and

  June 30, 1999                      --     96,284      75,152     171,436

Partners' (deficit) capital at

  December 31, 1998            $   (136)  $ (2,044)   $  3,946    $  1,766

Net income for the six

  months ended June 30, 1999          2        122          96         220

Partners' (deficit) capital

  at June 30, 1999             $   (134)  $ (1,922)   $  4,042    $  1,986



          See Accompanying Notes to Consolidated Financial Statements



d)
                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Six Months Ended

                                                             June 30,

                                                          1999        1998

Cash flows from operating activities:

 Net income                                             $  220      $  199

 Adjustments to reconcile net income to net

  cash provided by operating activities:

   Depreciation                                            521         508

   Amortization of loan costs                               35          31

   Change in accounts:

      Receivables and deposits                              31         (38)

      Other assets                                         (24)         18

      Accounts payable                                      48          13

      Tenant security deposit liabilities                  (10)         (1)

      Accrued property taxes                                86         (14)

      Other liabilities                                     19          11

        Net cash provided by operating activities          926         727

Cash flows from investing activities:

 Property improvements and replacements                   (450)       (155)

 Net withdrawals from restricted escrows                    89          10

        Net cash used in investing activities             (361)       (145)

Cash flows from financing activities:

 Payments on mortgage notes payable                        (37)        (34)

 Distributions to partners                                  --        (344)

        Net cash used in financing activities              (37)       (378)

Net increase in cash and cash equivalents                  528         204

Cash and cash equivalents at beginning of period         1,291       1,139

Cash and cash equivalents at end of period              $1,819      $1,343

Supplemental disclosure of cash flow information:

 Cash paid for interest                                 $  465      $  468


          See Accompanying Notes to Consolidated Financial Statements

e)
                        MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the six months ended June 30, 1999 and 1998:

                                                               1999       1998

                                                               (in thousands)

Property management fees (included in operating expense)       $132       $128

Reimbursements for services of affiliates (included in           48         57
  operating and general and administrative expenses)

Partnership management fees (included in general and             --         31
administrative expense)

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $132,000 and $128,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $48,000 and $57,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these reimbursements is approximately $1,000 of construction oversight costs for the six months ended June 30, 1998. There were no construction oversight costs incurred for the six months ended June 30, 1999.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. A fee of approximately $31,000 was paid during the six months ended June 30, 1998, in association with the distribution. No fee was paid during the six months ended June 30, 1999.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 30,958.53 (32.15% of the total outstanding class A units) of the class A units of limited partnership interest and up to 25,603.38 (34.07% of the total outstanding class B units) of the class B units of limited partnership interest in the Partnership for a purchase price of $62 per class A unit and $10 per Class B unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 5,414.00 class A units and 1,274.00 of the class B units. As a result, AIMCO and its affiliates currently own 33,987 class A units of limited partnership interest in the Partnership and 19,714 class B units of limited partnership interest in the Partnership representing 35.30% and 26.23%, respectively of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents totaling approximately $1,819,000, exceeded the reserve requirement of approximately $759,000 at June 30, 1999.

NOTE E - DISTRIBUTION

There were no distributions paid or declared during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Partnership paid a cash distribution from operations of approximately $344,000 ($3.54 per limited partnership "A" Unit) of which approximately $341,000 was paid to the "A" unit limited partners.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals

Rental income                            $ 2,475      $   --       $ 2,475
Other income                                 127          25           152
Interest expense                             501          --           501
Depreciation                                 521          --           521
General and administrative expense            --         123           123
Segment profit (loss)                        318         (98)          220
Total assets                              13,582       1,428        15,010
Capital expenditures for investment
  properties                                 450          --           450

1998
                                         Residential     Other        Totals

Rental income                            $ 2,444      $    --      $ 2,444
Other income                                 130           26          156
Interest expense                             499           --          499
Depreciation                                 508           --          508
General and administrative expense            --          135          135
Segment profit (loss)                        308         (109)         199
Total assets                              13,680        1,266       14,946
Capital expenditures for investment
  properties                                 155           --          155

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1999 and 1998:

                                      Average Occupancy

Property                               1999        1998

Carlin Manor Apartments
   Columbus, Ohio                      94%         93%

Hunt Club Apartments
   Indianapolis, Indiana   (1)         92%         96%

Shadow Brook Apartments
   West Valley City, Utah              97%         96%

(1) The decrease in occupancy at Hunt Club is attributable to local market conditions, including competition from other complexes in the area and home purchases.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999, was approximately $220,000 compared to net income of approximately $199,000 for the corresponding period in 1998. The increase in net income for the six months ended June 30, 1999 is primarily attributable to an increase in total revenues, which is offset by a slight increase in total expenses. The increase in total revenues is primarily attributable to an increase in rental revenue due to improved occupancy at Carlin Manor and Shadow Brook Apartments as well as an increase in average rental rates at all of the Partnership's investment properties, which more than offset the decrease in occupancy at Hunt Club Apartments. The slight increase in total expenses is attributable to an increase in depreciation and property tax expenses, which is offset by a decrease in operating and general and administrative expenses. Depreciation expense increased due to amounts spent on capital improvements and replacements at the investment properties during the third and fourth quarters of 1998 and
the first and second quarters of 1999.   The increase in property taxes is the
result of an increase in the assessment value at Hunt Club. Operating expense decreased as a result of decreases in insurance and maintenance expenses. Insurance expense decreased due to reduced premiums as a result of a change in insurance carriers. The decrease in maintenance expense is primarily attributable to the completion of a major landscaping project and exterior building improvements at Hunt Club during the six months ended June 30, 1998, and decreases in contract yards and grounds expense at Hunt Club and Shadow Brook, which is partially offset by an increase in interior building improvements at Hunt Club and Carlin Manor and snow removal expenses at Hunt Club. The decrease in general and administrative expense is due to management fees relating to distributions paid during the six months ended June 30, 1998. There were no management fees earned during the six months ended June 30, 1999, since no distributions were paid during the period.

The Partnership recorded net income of approximately $81,000 for the three months ended June 30, 1999, compared to net income of approximately $96,000 for the corresponding period in 1998. The decrease in net income for the three months ended June 30, 1999, compared to the same period in 1998 is primarily due to an increase in total expenses. The increase in total expenses is due to increases in general and administrative, property tax, and depreciation expenses which were slightly offset by decreased operating expenses. The increase in general and administrative expense is primarily attributable to an increase in legal costs as a result of the settlement of the Everest Case as previously disclosed in the first quarter of 1999.

Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,819,000 as compared to approximately $1,343,000 at June 30, 1998. Cash and cash equivalents increased approximately $528,000 for the six months ended June 30, 1999, from the Partnership's year ended December 31, 1998, due to approximately $926,000 of cash provided by operating activities, which was partially offset by approximately $361,000 of cash used in investing activities and approximately $37,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, which is partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Carlin Manor

During the six months ended June 30, 1999, the Partnership expended approximately $118,000 for capital improvements at Carlin Manor consisting primarily of structural repairs, carpet and flooring replacement, swimming pool and recreational facility repairs, and new appliances. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $437,000 which include certain of the required improvements, and consist of interior and exterior building improvements.

Hunt Club

During the six months ended June 30, 1999, the Partnership expended approximately $131,000 for capital improvements and replacements at Hunt Club consisting primarily of carpet and flooring replacement, new appliances, painting, roof repairs and heating, plumbing, and fencing improvements. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $386,000 which include certain of the required improvements, and consist of landscaping, carpet replacement, plumbing improvements, and other structural improvements.

Shadow Brook

During the six months ended June 30, 1999, the Partnership expended approximately $201,000 for capital improvements and replacements at Shadow Brook consisting primarily of carpet and floor replacement, plumbing upgrades, landscaping and swimming pool and recreational facility repairs. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $260,000 which include certain of the required improvements, and consist of roof replacement, major carpet replacement, landscaping, parking lot repairs and building improvements.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,177,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions paid or declared during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Partnership paid a cash distribution from operations of approximately $344,000 ($3.54 per limited partnership "A" Unit) of which approximately $341,000 was paid to the "A" unit limited partners. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 30,958.53 (32.15% of the total outstanding class A units) of the class A units of limited partnership interest and up to 25,603.38 (34.07%% of the total outstanding class B units) of the class B units of limited partnership interest in the Partnership for a purchase price of $62 per class A unit and $10 per Class B unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 5,414.00 class A units and 1,274.00 of the class B units. As a result, AIMCO and its affiliates currently own 33,987 class A units of limited partnership interest in the Partnership and 19,714 class B units of limited partnership interest in the Partnership representing 35.30% and 26.23%, respectively of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K :

     None filed for the quarter ended June 30, 1999.



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

                              Date: August 13, 1999