Form 10QSB
period 1999-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 1999-11-15
CIK 802200

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                        MULTI-BENEFIT REALTY FUND '87-1
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $  2,002
Receivables and deposits                                                    251
Restricted escrows                                                          183
Other assets                                                                221
Investment properties:
Land                                                     $  1,742
Buildings and related personal property                    23,537
                                                           25,279
Less accumulated depreciation                             (12,695)       12,584
                                                                       $ 15,241
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $    253
Tenant security deposit liabilities                                          96
Accrued property taxes                                                      382
Other liabilities                                                           244
Mortgage notes payable                                                   12,157

Partners' (Deficit) Capital
General Partner                                          $   (133)
Limited Partner "A" Unit holders -
96,284 units issued and outstanding                        (1,853)
Limited Partner "B" Unit holders -
75,152 units issued and outstanding                         4,095         2,109
                                                                       $ 15,241


          See Accompanying Notes to Consolidated Financial Statements

b)

                        MULTI-BENEFIT REALTY FUND '87-1

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        1999        1998       1999       1998
Revenues:
Rental revenue                         $1,264      $1,226     $3,739     $3,670
Other income                               68          88        220        244
Total revenues                          1,332       1,314      3,959      3,914

Expenses:
Operating                                 566         621      1,628      1,705
General and administrative                 58          58        181        193
Depreciation                              240         257        761        765
Interest                                  245         249        746        748
Property taxes                            100          90        300        265
Loss on disposal of property               --          23         --         23
Total expenses                          1,209       1,298      3,616      3,699

Net income                             $  123      $   16     $  343     $  215

Net income allocated
to general partner                     $    1      $   --     $    3     $    2
Net income allocated
to limited partners                       122          16        340        213
                                       $  123      $   16     $  343     $  215
Net income per limited
partnership "A" and "B" units          $  .71      $  .09     $ 1.98     $ 1.24

Distributions per limited
   partnership "A" units               $   --      $ 2.58     $   --     $ 6.11


          See Accompanying Notes to Consolidated Financial Statements

c)

                        MULTI-BENEFIT REALTY FUND '87-1
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                                                         Total
                                  General        Limited Partners      Partners'
                                  Partner     "A" Units   "B" Units     Capital

Original capital contributions    $      1    $  9,706     $  7,538    $ 17,245

Limited partnership units at
  December 31, 1998 and
  September 30, 1999                    --      96,284       75,152     171,436

Partners' (deficit) capital at
  December 31, 1998               $   (136)   $ (2,044)    $  3,946    $  1,766

Net income for the nine months
  ended September 30, 1999               3         191          149         343

Partners' (deficit) capital
  at September 30, 1999           $   (133)   $ (1,853)    $  4,095    $  2,109


          See Accompanying Notes to Consolidated Financial Statements


d)
                        MULTI-BENEFIT REALTY FUND '87-1
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999        1998
Cash flows from operating activities:
Net income                                                  $  343       $  215
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                   761          765
Amortization of loan costs                                      49           47
Loss on disposal of property                                    --           23
Change in accounts:

Receivables and deposits                                        66         (114)
Other assets                                                   (36)           5
Accounts payable                                               174           42
Tenant security deposit liabilities                            (15)          (7)
Accrued property taxes                                         107           76
Other liabilities                                                5           11

Net cash provided by operating activities                    1,454        1,063

Cash flows from investing activities:
Property improvements and replacements                        (868)        (367)
Net withdrawals from (deposits to) restricted escrows          182          (46)

Net cash used in investing activities                         (686)        (413)

Cash flows from financing activities:
Payments on mortgage notes payable                             (57)         (52)
Distributions to partners                                       --         (594)

Net cash used in financing activities                          (57)        (646)

Net increase in cash and cash equivalents                      711            4

Cash and cash equivalents at beginning of period             1,291        1,139

Cash and cash equivalents at end of period                  $2,002       $1,143

Supplemental disclosure of cash flow information:
Cash paid for interest                                      $  697       $  701


          See Accompanying Notes to Consolidated Financial Statements


e)
                        MULTI-BENEFIT REALTY FUND '87-1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. Because the Partnership may remove the general partner of Hunt Club Associates, Ltd., the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The following transactions with the General Partner and/or its affiliates were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses) $199 $194 Reimbursement for services of affiliates (included in investment properties, operating, and general and
  administrative expenses)                                       79        86
Partnership management fees (included in general and
  administrative expense)                                        --        53

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $199,000 and $194,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $79,000 and $86,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these reimbursements is approximately $3,000 and $4,000 of construction oversight costs incurred for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. A fee of approximately $53,000 was paid during the nine months ended September 30, 1998, in association with the distributions made during that time period. No fee was paid during the nine months ended September 30, 1999 as no distributions have been made.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 30,958.53 (approximately 32.15% of the total outstanding class A units) of the class A units of limited partnership interest and up to 25,603.38 (approximately 34.07% of the total outstanding class B units) of the class B units of limited partnership interest in the Partnership for a purchase price of $62 per class A unit and $10 per class B unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,788 class A units and 1,003 class B units. As a result, AIMCO and its affiliates currently own 35,671 class A units of limited partnership interest in the Partnership and 19,443 class B units of limited partnership interest in the Partnership representing approximately 37.05% and approximately 25.87%, respectively, of the total outstanding units of each such class. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents totaling approximately $2,002,000, exceeded the reserve requirement of approximately $759,000 at September 30, 1999.

NOTE E - DISTRIBUTION

There were no distributions paid or declared during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Partnership paid a cash distribution from operations of approximately $594,000 of which approximately $588,000 ($6.11 per limited partnership "A" Unit) was paid to the "A" unit limited partners.

NOTE F - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property consists of three apartment complexes in three states: Ohio, Indiana and Utah. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential         Other          Totals
                                                    (in thousands)

Rental income                          $ 3,739          $    --         $ 3,739
Other income                               185               35             220
Interest expense                           746               --             746
Depreciation                               761               --             761
General and administrative expense          --              181             181
Segment profit (loss)                      489             (146)            343
Total assets                            13,853            1,388          15,241
Capital expenditures for investment
  properties                               868               --            868

                1998                 Residential         Other          Totals
                                                    (in thousands)
Rental income                          $ 3,670          $    --         $ 3,670
Other income                               203               41             244
Interest expense                           748               --             748
Depreciation                               765               --             765
General and administrative expense          --              193             193
Segment profit (loss)                      367             (152)            215
Total assets                            13,750            1,058          14,808
Capital expenditures for investment
  properties                               367               --             367

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Carlin Manor Apartments                     95%        92%
  Columbus, Ohio
Hunt Club Apartments                        92%        96%
  Indianapolis, Indiana (1)
Shadow Brook Apartments                     98%        96%
  West Valley City, Utah


The decrease in occupancy at Hunt Club is attributable to local market conditions, including competition from home purchases in the area.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999, was approximately $343,000 and $215,000, respectively. The Partnership realized net income of approximately $123,000 and $16,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in net income for the three and nine months ended September 30, 1999 is attributable to an increase in total revenues combined with a decrease in total expenses. The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is attributable to improved occupancy at Carlin Manor (as discussed above) and Shadow Brook Apartments which more than offset the decrease in occupancy at the Hunt Club as well as an increase in average rental rates at all of the Partnership's investment properties. The decrease in other income is primarily due to a decrease in interest income as the result of lower average cash balances held in interest bearing accounts and a decrease in lease cancellation fees at Hunt Club and Shadow Brook Apartments. The decrease in total expenses is primarily attributable to a decrease in operating and general and administrative expenses, and the fact that there was no loss on disposal of property in 1999 as there was in 1998, partially offset by an increase in property tax expense. Operating expense decreased as a result of decreases in insurance and utility expenses. Insurance expense decreased due to reduced premiums as a result of a change in insurance carriers late in 1998. The decrease in utility expense is primarily attributable to decreased gas charges due to a milder winter season in 1999 at
Carlin Manor and offset by snow removal expenses at Hunt Club.   The decrease in
general and administrative expense is due to management fees relating to distributions paid during the nine months ended September 30, 1998. There were no management fees earned during the nine months ended September 30, 1999, since no distributions were paid during the period. This decrease was partially offset by an increase in legal costs as a result of a lawsuit settlement as previously disclosed in the Partnership's Form 10-QSB as of March 31, 1999. The increase in property tax expense is attributuable to an increase in the assessment value at Hunt Club.

Included in general and administrative expenses at both September 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $2,002,000 as compared to approximately $1,143,000 at September 30, 1998. Cash and cash equivalents increased approximately $711,000 for the nine months ended September 30, 1999, from the Partnership's year ended December 31, 1998, due to approximately $1,454,000 of cash provided by operating activities, which was partially offset by approximately $686,000 of cash used in investing activities and approximately $57,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, which is partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Carlin Manor

During the nine months ended September 30, 1999, the Partnership expended approximately $271,000 for capital improvements at Carlin Manor consisting primarily of carpet and flooring replacement, structural improvements, air conditioning upgrades, swimming pool and recreational facility improvements, and new appliances. The air conditioning, pool and recreational facility projects are substantially complete as of September 30, 1999. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $437,000 which include certain of the required improvements, and consist of interior and exterior building improvements.

Hunt Club

During the nine months ended September 30, 1999, the Partnership expended approximately $273,000 for capital improvements and replacements at Hunt Club consisting primarily of carpet and flooring replacement, plumbing, landscaping, fencing and other improvements. The plumbing and landscaping projects are approximately 75% complete as of September 30, 1999. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $386,000 which include certain of the required improvements, and consist of landscaping, carpet replacement, plumbing improvements, fencing, and other structural improvements.

Shadow Brook

During the nine months ended September 30, 1999, the Partnership expended approximately $324,000 for capital improvements and replacements at Shadow Brook consisting primarily of roof replacements, carpet and flooring replacement, parking lot resurfacing, recreational facility upgrades, and structural improvements. The roof replacements, and recreational facility upgrades are substantially complete as of September 30, 1999. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $303,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $260,000 which include certain of the required improvements, and consist of roof replacement, carpet replacement, landscaping, parking lot resurfacing, recreational facility upgrades, and building improvements.

The additional capital expenditures for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,157,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions paid or declared during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Partnership paid a cash distribution from operations of approximately $594,000 of which approximately $588,000 ($6.11 per limited partnership "A" Unit) was paid to the "A" unit limited partners. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 30,958.53 (approximately 32.15% of the total outstanding class A units) of the class A units of limited partnership interest and up to 25,603.38 (approximately 34.07% of the total outstanding class B units) of the class B units of limited partnership interest in the Partnership for a purchase price of $62 per class A unit and $10 per class B unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,788 class A units and 1,003 class B units. As a result, AIMCO and its affiliates currently own 35,671 class A units of limited partnership interest in the Partnership and 19,443 class B units of limited partnership interest in the Partnership representing approximately 37.05% and approximately 25.87%, respectively, of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MULTI-BENEFIT REALTY FUND '87-1


                              By:  CONCAP EQUITIES, INC.
                                   General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: