Form 10KSB
period 1999-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 2000-03-20
CIK 802200

March 20, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Multi-Benefit Realty Fun '87 - 1
      Form 10-KSB
      File No. 0-16684


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                          Units of Limited Partnership

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form [ ]

State issuer's revenues for its most recent fiscal year.  $5,408,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. By the end of the Partnership's fiscal year 1988, three apartment properties had been acquired. The Registrant continues to own and operate these properties. See "Item 2. Description of Properties". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

Commencing December 10, 1986, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, $60,000,000 of Units of Depositary Receipts (collectively, the "Units," and individually, "Unit"). Two classes of Units ("A" Units and "B" Units, herein so called), entitled to different rights and priorities as to cash distributions and partnership allocations, were offered. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders ("Unit holders") thereof to participate in certain allocations and distributions of the Partnership. The General Partner of the Partnership intended that the "A" Units and "B" Units be allocated such that the "B" Units would not exceed 25% nor be less than 20% of the total amount of the Units sold. At the end of the current fiscal year, the "B" Units represented approximately 44% of the total amount of the Units sold. The General Partner is currently considering several alternative procedures to conform the unit allocations more closely to the intended investment objectives. The General Partner intends to continue such consideration, but has not yet determined a feasible alternative. The corporate limited partner of the Partnership was Multi-Benefit '87-1 Depositary Corporation, an affiliate of the General Partner. The corporate limited partner served as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. The sale of Units closed on September 30, 1988, with 172,436 Units sold at $100 each, or gross proceeds of approximately $17,244,000 to the Partnership. The Partnership may repurchase or retire any Units, at its absolute discretion, but is under no obligation to do so. Since its initial offering, 1,000 Units have been retired. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the corporate limited partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the corporate limited partner, and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unit holders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Units holders dated August 10, 1990. As part of this solicitation, the Unit holders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"), which acquired the stock through two transactions in December 1994, and October 1995. Effective February 26, 1999, IPT was merged into AIMCO (see "Transfer of Control" below).

The Registrant has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                  Date of
Property                          Purchase    Type of Ownership           Use

Carlin Manor Apartments             11/87   Fee ownership subject to   Apartment
  Columbus, Ohio                            first mortgage             278 units

Hunt Club Apartments                05/87   Fee ownership subject to   Apartment
  Indianapolis, Indiana                     first mortgage (1)         200 units

Shadow Brook Apartments             05/87   Fee ownership subject to   Apartment
  West Valley City, Utah                    first mortgage             300 units

(1) The property is held by a limited partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                             Gross
                            Carrying   Accumulated                        Federal
Property                     Value    Depreciation    Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Carlin Manor Apartments     $ 7,285      $ 4,083      5-30     S/L        $ 5,326
Hunt Club Apartments          7,324        4,122      5-30     S/L          4,075
Shadow Brook Apartments      10,878        4,788      5-30     S/L          6,235

  Total                     $25,487      $12,993                          $15,636



See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                         Principal
                       Balance At      Stated                             Balance
                      December 31,    Interest    Period    Maturity       Due At
Property                  1999          Rate     Amortized    Date      Maturity (2)
                     (in thousands)                                    (in thousands)

Carlin Manor
  1st mortgage          $ 2,500        7.33%        (1)       11/03       $ 2,500

Hunt Club
  1st mortgage            3,637        8.30%      84 mo.      10/00         3,575

Shadow Brook
  1st mortgage            6,000        7.33%        (1)       11/03         6,000

                        $12,137                                           $12,075


(1)   Payments consist of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.


Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                     Average Annual              Average Annual
                                      Rental Rate                   Occupancy
                                       (per unit)
Property                          1999             1998         1999        1998

Carlin Manor                     $6,129          $5,847          93%         92%
Hunt Club                         7,720           7,504          93%         95%
Shadow Brook                      7,187           7,156          98%         96%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Carlin Manor                             $111            5.58%
       Hunt Club                                 146            8.99%
       Shadow Brook                               89            1.48%

Capital Improvements

Carlin Manor

During the year ended December 31, 1999, the Partnership expended approximately $385,000 for capital improvements at Carlin Manor consisting primarily of carpet and flooring replacement, structural improvements, air conditioning upgrades, swimming pool and recreational facility improvements, electrical upgrades, new appliances, and other building enhancements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $83,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunt Club

During the year ended December 31, 1999, the Partnership expended approximately $319,000 for capital improvements and replacements at Hunt Club consisting primarily of carpet and flooring replacement, plumbing, electrical and heating upgrades, major landscaping, fencing and replacement of curbs and sidewalks. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Brook

During the year ended December 31, 1999, the Partnership expended approximately $372,000 for capital improvements and replacements at Shadow Brook consisting primarily of roof replacements, carpet and flooring replacement, parking lot upgrades, recreational facility upgrades, major landscaping, appliances, plumbing enhancements, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $90,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 1999, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Depository Receipts and Related Security Holder Matters

(A) No established public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

(B)   Title of Class:                     Number of Record Unit holders:

      Units of Depositary Receipts

                           A Units        405 as of December 31, 1999
                           B Units        549 as of December 31, 1999

      The Partnership offered and sold 172,436 "A" and "B" Units. At December 31, 1999, the Partnership had 96,284 "A" Units and 75,152 "B" Units outstanding. Affiliates of the General Partner held 59,995 "A" Units (62.31%) and 37,548 "B" Units (49.96%) at December 31, 1999.

(C) The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1998 and 1999 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details).

                                                 Distributions

                                                             Per Limited
                                        Aggregate       Partnership "A" Unit

       01/01/98 - 12/31/98             $594,000 (1)             $6.11

       01/01/99 - 12/31/99             $427,000 (1)             $4.39

(1)   Distribution was made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Properties-Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 59,995 "A" and 37,548 "B" limited partnership units in the Partnership representing 62.31% and 49.96% of the outstanding units, respectively. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income as reported in the consolidated financial statements for the year ended December 31, 1999, was approximately $582,000 compared to net income of approximately $246,000 for the year ending December 31, 1998. The increase in net income is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues was due to an increase in rental income and the gain on sale of equipment in 1999. Rental income increased due to increases in average rental rates at all three properties and an increase in occupancy at Shadow Brook and Carlin Manor, which more than offset a decrease in occupancy at Hunt Club and increased concession costs and bad debt expense at all the properties. The gain on sale of equipment was due to the sale of cable equipment at Shadow Brook during the year ended December 31, 1999.

Total expenses decreased primarily due to a decrease in operating expenses and, to a lesser extent, a decrease in property tax expense. These decreases were partially offset by an increase in general and administrative expense. Operating expenses decreased as a result of decreases in maintenance expense, insurance expense and utilities. Maintenance expense decreased at all three investment properties for the year ended December 31, 1999 due to the completion of parking lot repairs during 1998, the completion of various projects performed to enhance the appearance of the properties during the year ended December 31, 1998 and the change in accounting policy discussed below. The decrease in insurance expense is due to lower premiums as a result of a change in insurance carriers late in 1998. Utility expense decreased as a result of decreased gas charges at Carlin Manor. The decrease in property tax expense is due to the receipt of a tax refund on a prior tax payment for Hunt Club.

General and administrative expense increased primarily due to the settlement of a lawsuit as disclosed in the Partnership's Form 10-KSB at December 31, 1998 as well as professional fees associated with managing the Partnership. This increase was partially offset by reduced management fees relating to distributions from operations. Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $59,000 ($0.34 per limited partnership "A" and "B" units). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,280,000 compared to approximately $1,291,000 at December 31, 1998. The net increase in cash and cash equivalents for the year ended December 31, 1999 was approximately $989,000 from the prior year. The increase in cash and cash equivalents is due to approximately $2,020,000 of cash provided by operating activities which was partially offset by approximately $954,000 of cash used in investing activities and approximately $77,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of each of its properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $300 per unit or $233,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures for the year 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,137,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003. The General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1999 the Partnership declared a distribution from operations of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" unit) was due to the "A" unit limited partners. This distribution was accrued at December 31, 1999 and paid in January 2000. During the year ended December 31, 1998, the Partnership paid a cash distribution from operations of approximately $594,000 of which approximately $588,000 ($6.11 per limited partnership "A" Unit) was paid to the "A" unit limited partners. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 59,995 "A" and 37,548 "B" limited partnership units in the Partnership representing 62.31% and 49.96% of the outstanding units, respectively. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Multi-Benefit Realty Fund '87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note K to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 24, 2000

                           MULTI-BENEFIT REALTY FUND '87-1

                            CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                 $ 2,280
   Receivables and deposits                                                      330
   Restricted escrows                                                            243
   Other assets                                                                  205
   Investment properties (Notes C and G):
      Land                                                    $  1,742
      Buildings and related personal property                   23,745
                                                                25,487

      Less accumulated depreciation                            (12,993)       12,494
                                                                            $ 15,552

Liabilities and Partners' (Deficit) Capital

Liabilities

      Accounts payable                                                       $   222
      Tenant security deposit liabilities                                         87
      Accrued property taxes                                                     336
      Distribution payable                                                       427
      Other liabilities                                                          422
      Mortgage notes payable (Note C)                                         12,137

Partners' (Deficit) Capital

   General Partner                                             $ (134)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                       (2,141)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                        4,196         1,921
                                                                            $ 15,552


           See Accompanying Notes to Consolidated Financial Statements

                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              1999         1998

Revenues:
   Rental income                                            $ 4,997      $ 4,885
   Gain on sale of equipment                                    100           --
   Other income                                                 311          310
       Total revenues                                         5,408        5,195


Expenses:
   Operating                                                  2,176        2,319
   General and administrative                                   287          248
   Depreciation                                               1,059        1,037
   Interest                                                     991          995
   Property taxes                                               313          350

      Total expenses                                          4,826        4,949


Net income (Note D)                                          $  582       $  246


Net income allocated to general partner (1%)                 $    6       $    2
Net income allocated to limited partners (99%)                  576          244

                                                             $  582       $  246

Net income per limited partnership "A" and "B" units         $ 3.36       $ 1.42

Distributions per limited partnership "A" units              $ 4.39       $ 6.11


           See Accompanying Notes to Consolidated Financial Statements

                          MULTI-BENEFIT REALTY FUND '87-1

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)


                                                                              Total
                                                                            Partners'
                                         General       Limited Partners     (Deficit)
                                         Partner     "A" Units  "B" Units    Capital


Original capital contributions            $   1       $ 9,706    $ 7,538    $ 17,245

Limited partnership units at
  December 31, 1999 and
  December 31, 1998                           --       96,284     75,152     171,436

Partners' (deficit) capital at
  December 31, 1997                       $ (132)     $(1,593)   $ 3,839     $ 2,114

Distribution to partners                      (6)        (588)        --        (594)

Net income for the year ended
  December 31, 1998                            2          137        107         246

Partners' (deficit) capital at
  December 31, 1998                         (136)      (2,044)     3,946       1,766

Distribution to partners                      (4)        (423)        --        (427)

Net income for the year ended
  December 31, 1999                            6          326        250         582

Partners' (deficit) capital at
  December 31, 1999                       $ (134)     $(2,141)   $ 4,196     $ 1,921


           See Accompanying Notes to Consolidated Financial Statements


                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                              Years Ended December 31,
                                                                  1999        1998

Cash flows from operating activities:

  Net income                                                     $  582        $ 246
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                   1,059        1,037
   Amortization of loan costs                                        64           61
   (Gain) loss on disposal of property                             (100)          23
   Change in accounts:
      Receivables and deposits                                       87          (50)
      Other assets                                                  (35)          13
      Accounts payable                                              143          (26)
      Tenant security deposit liabilities                           (24)          (7)
      Accrued property taxes                                         61            4
      Other liabilities                                             183           16

          Net cash provided by operating activities               2,020        1,317

Cash flows from investing activities:

  Property improvements and replacements                         (1,076)        (507)
  Net withdrawals from restricted escrows                           122            7

          Net cash used in investing activities                    (954)        (500)


Cash flows from financing activities:

  Payments on mortgage notes payable                                (77)         (71)
  Distributions to partners                                          --         (594)

          Net cash used in financing activities                     (77)        (665)

Net increase in cash and cash equivalents                           989          152

Cash and cash equivalents at beginning of year                    1,291        1,139

Cash and cash equivalents at end of year                        $ 2,280      $ 1,291

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   928      $   935

Supplemental disclosure of non-cash activity
  Distribution payable                                          $   427      $    --



           See Accompanying Notes to Consolidated Financial Statements


                          MULTI-BENEFIT REALTY FUND '87-1

                     Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership filed September 8, 1986. The Partnership commenced operations on February 27, 1987, the date on which impound requirements were met. The Partnership operates three apartment properties located in the Mid-west and West. ConCap Equities, Inc. ("CEI" or the "General Partner") is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the sole general partner of the Partnership and the corporate limited partner, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), acquired the stock of the corporate limited partner, and CEI replaced CCEC as General Partner in all 16 partnerships. The selection of CEI as the sole General Partner was approved by a majority of the Unit holders in the Partnership and of the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Units holders dated August 10, 1990. As part of this solicitation, the Unit holders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. The general partner of the consolidated partnership is the General Partner. The General Partner may be removed as the general partner of the consolidated partnership by the
Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interentity balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Partners' (Deficit) Capital

The Partnership has issued two classes of Units of Depositary Receipts ("Units"), "A" Units and "B" Units. The two classes of units are entitled to different rights and priorities as to cash distributions and partnership allocations. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unit holders") to participate in certain allocations of the Partnership.

The Partnership Agreement ("Agreement") provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are first allocated in the reverse order of any net losses then are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General Partner and 99% to the Unit holders until their capital accounts are depleted.
Additional net losses are allocated to the General Partner. Net income per limited partnership unit for both 1999 and 1998 was computed as 99% of net income divided by 171,436 units outstanding.

Distributable cash from operations is allocated 1% to the General Partner and 99% to the Unit holders with holders of "A" Units first receiving their priority return, then the balance is split equally between holders of "A" Units and "B" Units. The General Partner receives 1% of surplus funds and holders of "A" Units will receive a return of their invested capital. Any remainder will be allocated 10% to holders of "A" Units and 90% to holders of "B" Units.

Cash and Cash Equivalents

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Escrows for Taxes

Escrows for Hunt Club are held by the mortgagor. Escrows for Carlin Manor and Shadow Brook are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes and insurance. The escrows for Hunt Club totaling approximately $124,000 are included in receivables and deposits. The escrows for Carlin Manor and Shadow Brook totaling approximately $69,000 are included in cash and cash equivalents.

Restricted Escrows

In relation to the mortgages at all three properties, the mortgage lenders have required a "replacement reserve" for certain capital improvements. At December 31, 1999, the balance was approximately $243,000.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 5-20 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note K).

Loan Costs

Loan  costs  of  approximately   $409,000  less   accumulated   amortization  of
approximately $246,000 are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Advertising

Advertising costs of approximately $126,000 and $108,000 for the years ended December 31, 1999 and 1998, respectively, are charged to expense as incurred and are included in operating expenses.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on borrowing rates currently available to the Partnership, approximates its carrying amount.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                        Principal      Monthly                             Principal
                       Balance At      Payment      Stated                  Balance
                      December 31,    Including    Interest   Maturity      Due At
Property                  1999         Interest      Rate       Date       Maturity
                            (in thousands)                              (in thousands)

Carlin Manor
  1st mortgage           $ 2,500         $ 15       7.33%     11/01/03      $ 2,500

Hunt Club
  1st mortgage             3,637           32       8.30%     10/01/00        3,575

Shadow Brook
  1st mortgage             6,000           37       7.33%     11/01/03        6,000

                         $12,137         $ 84                               $12,075

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000             $ 3,637
                               2001                  --
                               2002                  --
                               2003               8,500
                                                $12,137

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              1999         1998

Net income as reported                        $ 582        $ 246
Add (deduct)
  Write-downs of fixed asset values              --           23
  Depreciation differences                      (15)          41
  Change in prepaid rental                       18           27
  Other                                          (4)          40

Federal taxable income                        $ 581        $ 377

Federal taxable income per limited
  partnership unit                           $ 3.36       $ 2.18


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands) as of December 31, 1999:

 Net assets as reported                        $ 1,921
 Land and buildings                              2,277
 Accumulated depreciation                          865
 Syndication fees                                1,975
 Other                                             175

 Net assets - tax basis                        $ 7,213

Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General
Partner and/or its affiliates were incurred during each of the years ended December 31, 1999 and 1998 (in thousands):

                                                   1999        1998

Property management fees (included in
   operating expenses)                            $ 266        $ 260
Reimbursement for services of affiliates
   (included in operating and general and
   administrative expenses, and investment
   properties)                                      105          113
Partnership management fees (included in
   general and administrative expense)               38           53


During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $266,000 and $260,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $105,000 and $113,000 for the years ended December 31, 1999 and 1998, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. These fees are included in general and administrative expenses. A fee of approximately $53,000 was paid during the year ended December 31, 1998. A fee of approximately $38,000 was earned during the year ended December 31, 1999 and paid in January 2000.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 59,995 "A" and 37,548 "B" limited partnership units in the Partnership representing 62.31% and 49.96% of the outstanding units, respectively. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $2,280,000, exceeded the reserve requirement of approximately $759,000 at December 31, 1999.

Note G - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)


                                                         Buildings       Net Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                  Encumbrances      Land      Property       Acquisition
                            (in thousands)                            (in thousands)


Carlin Manor Apartments        $ 2,500       $   408      $ 6,582         $   295
Hunt Club Apartments             3,637           485        5,673           1,166
Shadow Brook Apartments          6,000           961        8,263           1,654

          Totals               $12,137       $ 1,854      $20,518         $ 3,115



                 Gross Amount At Which
                        Carried
                  At December 31, 1999
                     (in thousands)
                       Buildings
                      And Related


                       Personal             Accumulated     Date of      Date   Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired Life-Years
                                           (in thousands)


Carlin Manor   $ 295    $ 6,990   $ 7,285     $ 4,083       Phase I     11/87      5-30
                                                              1967
                                                            Phase II
                                                              1972

Hunt Club        485      6,839     7,324       4,122         1979      05/87      5-30
Shadow Brook     962      9,916    10,878       4,788         1985      05/87      5-30

Totals        $1,742    $23,745   $25,487     $12,993


Reconciliation of "Real Estate and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 1999          1998
                                                    (in thousands)
Real Estate

Balance at beginning of year                    $24,411       $23,943
    Property improvements                         1,076           507
    Disposals of property                            --           (39)
 Balance at end of year                         $25,487       $24,411

Accumulated Depreciation

Balance at beginning of year                    $11,934       $10,913
    Additions charged to expense                  1,059         1,037
    Disposals of property                            --           (16)

Balance at end of year                          $12,993       $11,934

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $27,764,000 and $26,688,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $12,128,000 and $11,053,000, respectively.

Note H - Distributions

During  the  year  ended  December  31,  1998,  the  Partnership   paid  a  cash
distribution from operations of approximately $594,000 of which approximately $588,000 ($6.11 per limited partnership "A" Unit) was paid to the "A" unit limited partners. During the year ended December 31, 1999, the Partnership declared a cash distribution from operations of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Units) was due to the "A" Unit limited partners. This distribution was accrued at December 31, 1999 and paid in January 2000.

Note I - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes, one each in Ohio, Indiana, and Utah. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals
                                                   (in thousands)
Rental income                             $ 4,997       $ --      $ 4,997
Gain on sale of equipment                     100           --        100
Other income                                  258           53        311
Interest expense                              991           --        991
Depreciation                                1,059           --      1,059
General and administrative expense             --          287        287
Segment profit (loss)                         816         (234)       582
Total assets                               13,926        1,626     15,552
Capital expenditures for investment
  properties                                1,076           --      1,076

                 1998                    Residential    Other      Totals
                                                  (in thousands)
Rental income                              $ 4,885       $ --     $ 4,885
Other income                                   262          48        310
Interest expense                               995          --        995
Depreciation                                 1,037          --      1,037
General and administrative expense              --         248        248
Segment profit (loss)                          446        (200)       246
Total assets                                13,589       1,095     14,684
Capital expenditures for investment
  properties                                   507          --        507

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $59,000 ($0.34 per limited partnership "A" and "B" units). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

The general partner of Multi-Benefit Realty Fund '87-1 (the "Partnership" or the "Registrant") is ConCap Equities, Inc. ("CEI" or the "General Partner"). The names of the directors and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of both Class A and Class B Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of both Class A and Class B Units.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as noted below, no person or entity was known to CEI to own of record or beneficially more than 5% of the Units of the Partnership as of December 31, 1999.

                                               Number of         Percent
                                                 Units           of Total

      AIMCO Properties LP (1)               31,112 A units        32.31%
         (an affiliate of AIMCO)            19,108 B units        25.42%

      Insignia Properties LP (2)             2,243 A units        2.33%
         (an affiliate of AIMCO)               210 B units         .28%

      Madison River Properties LLC (2)      21,457 A units        22.29%
         (an affiliate of AIMCO)            13,822 B units        18.39%

      Cooper River Properties LLC (2)        5,183 A units        5.38%
         (an affiliate of AIMCO)             4,408 B units        5.87%

      (1) Entity is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

      (2) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(b)   Beneficial Owners of Management

      Neither CEI nor any of its directors or officers or associates of CEI own any units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 1999, the following entity was known to CEI to be the beneficial owner of more than 5 percent of its common stock:

              Name and address         Number of CEI SHARES   Percent of Total
              ----------------         --------------------   ----------------
      Insignia Properties Trust (1)           100,000               100%

      (1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General
Partner and/or its affiliates were incurred during each of the years ended December 31, 1999 and 1998 (in thousands):

                                                   1999        1998

Property management fees                          $ 266        $ 260
Reimbursement for services of affiliates            105          113
Partnership management fees                          38           53

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $266,000 and $260,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $105,000 and $113,000 for the years ended December 31, 1999 and 1998, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to be the General Partner for executive and administrative management services. These fees are included in general and administrative expenses. A fee of approximately $53,000 was paid during the year ended December 31, 1998. A fee of approximately $38,000 was earned during the year ended December 31, 1999.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 59,995 "A" and 37,548 "B" limited partnership units in the Partnership representing 62.31% and 49.96% of the outstanding units, respectively. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999: None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MULTI-BENEFIT REALTY FUND '87-1

                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit

     2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT, incorporated by reference to Registrant's Current Report on Form 8-K dated October 1, 1998.

     3    Certificate of Limited Partnership, as amended to date.

     4    Depositary  Agreement   (Incorporated  by  reference  to  Registration
          Statement of Registrant (File No. 33-8908) filed December 10, 1986, as amended by date).

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

     10.4 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by the between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

  10.19 Multifamily Note dated November 1, 1996, between Multi-Benefit Realty Fund '87-1, a California limited partnership, and Lehman Brokers Holdings, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

  10.20 Multifamily Note dated November 1, 1996, between Multi-Benefit Realty Fund '87-1, a California limited partnership, and Lehman Brokers Holdings, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

  11      Statement  regarding   computation  of  Net  Income  per  Unit  of
          Depositary Receipt  (Incorporated by reference to Note 5 of Item 8
          - Financial Statements of this Form 10-K).

  16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992.)

  16.1 Letter dated May 3, 1995, from Arthur Anderson to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995.)

  18      Independent  Accountants'   Preferability  Letter  for  Change  in
          Accounting Principle.

  27      Financial Data Schedule is filed as an Exhibit to this report.

                                                                      Exhibit 18


February 24, 2000


Mr. Patrick J. Foye
Executive Vice President
ConCap Equities, Inc.
General Partner of Multi-Benefit Realty Fund '87-1
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Consolidated Financial Statements of Multi-Benefit Realty Fund '87-1 included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                              Very truly yours,
                                                            /s/Ernst & Young LLP