Form 10QSB
period 2000-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 2000-05-10
CIK 802200

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          MULTI-BENEFIT REALTY FUND '87-1
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)
                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $ 2,146
   Receivables and deposits                                                     282
   Restricted escrows                                                            98
   Other assets                                                                 215
   Investment properties:
       Land                                                  $ 1,742
       Buildings and related personal property                 23,816
                                                               25,558
       Less accumulated depreciation                          (13,280)       12,278
                                                                           $ 15,019

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $  198
   Tenant security deposit liabilities                                           93
   Accrued property taxes                                                       306
   Other liabilities                                                            241
   Mortgage notes payable                                                    12,117

Partners' (Deficit) Capital
   General Partner                                            $  (133)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (2,061)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       4,258         2,064
                                                                           $ 15,019

            See Accompanying Notes to Consolidated Financial Statements

b)

                          MULTI-BENEFIT REALTY FUND '87-1
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                         Three Months Ended
                                                              March 31,
                                                          2000          1999
Revenues:
   Rental revenue                                        $1,262        $1,244
   Other income                                              94            73
       Total revenues                                     1,356         1,317

Expenses:
   Operating                                                548           526
   General and administrative                                40            49
   Depreciation                                             287           258
   Interest                                                 247           252
   Property taxes                                            91            93
       Total expenses                                     1,213         1,178

Net income                                               $  143         $ 139

Net income allocated to general partner                   $   1           $ 1

Net income allocated to limited partners                    142           138

                                                         $  143         $ 139

Net income per limited partnership "A" and
   "B" units                                             $ 0.83        $ 0.80


            See Accompanying Notes to Consolidated Financial Statements

c)

                          MULTI-BENEFIT REALTY FUND '87-1
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                            Total
                                                                          Partners'
                                     General        Limited Partners      (Deficit)
                                     Partner     "A" Units   "B" Units     Capital

Original capital contributions         $    1     $ 9,706     $ 7,538     $ 17,245

Limited partnership units at
   December 31, 1999 and
   March 31, 2000                          --      96,284       75,152     171,436

Partners' (deficit) capital at
   December 31, 1999                  $ (134)    $ (2,141)    $ 4,196      $ 1,921

Net income for the three months
   ended March 31, 2000                     1          80           62         143

Partners' (deficit) capital
   at March 31, 2000                  $ (133)    $ (2,061)    $ 4,258      $ 2,064


            See Accompanying Notes to Consolidated Financial Statements

d)
                          MULTI-BENEFIT REALTY FUND '87-1
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2000        1999
Cash flows from operating activities:
  Net income                                                     $  143        $ 139
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     287          258
   Amortization of loan costs                                        16           20
   Change in accounts:
      Receivables and deposits                                       48          (10)
      Other assets                                                  (26)         (18)
      Accounts payable                                              (24)          66
      Tenant security deposit liabilities                             6           (1)
      Accrued property taxes                                        (30)          38
      Other liabilities                                            (181)          15
         Net cash provided by operating activities                  239          507

Cash flows from investing activities:
  Property improvements and replacements                            (71)        (175)
  Net withdrawals from restricted escrows                           145          111
         Net cash provided by (used in) investing
            activities                                               74          (64)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (20)         (18)
  Distributions to partners                                        (427)          --
         Net cash used in financing activities                     (447)         (18)

Net (decrease) increase in cash and cash equivalents               (134)         425

Cash and cash equivalents at beginning of period                  2,280        1,291

Cash and cash equivalents at end of period                      $ 2,146      $ 1,716

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  231        $ 233

            See Accompanying Notes to Consolidated Financial Statements

e)
                          MULTI-BENEFIT REALTY FUND '87-1
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. The General Partner of this consolidated partnership is the General Partner. The Partnership may remove the general partner of Hunt Club Associates, Ltd.; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The following transactions with the General Partner and/or its affiliates were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 67      $ 65
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             24        26

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $67,000 and $65,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $24,000 and $26,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 59,995 "A" and 37,548 "B" limited partnership units in the Partnership representing 62.31% and 49.96% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 62.31% and 49.96% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents totaling approximately $2,146,000, exceeded the reserve requirement of approximately $759,000 at March 31, 2000.

Note E - Distribution

During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" unit limited partners. There were no distributions paid or declared during the three months ended March 31, 1999.

Note F - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes, one each in Ohio, Indiana and Utah. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                    Residential         Other          Totals
                                                        (in thousands)
Rental income                              $ 1,262           $   --         $ 1,262
Other income                                    79               15              94
Interest expense                               247               --             247
Depreciation                                   287               --             287
General and administrative expense              --               40              40
Segment profit (loss)                          168              (25)            143
Total assets                                13,930            1,089          15,019
Capital expenditures for investment
  properties                                    71               --              71


1999                                     Residential         Other          Totals
                                                       (in thousands)
Rental income                             $ 1,244           $   --         $ 1,244
Other income                                   62               11              73
Interest expense                              252               --             252
Depreciation                                  258               --             258
General and administrative expense             --               49              49
Segment profit (loss)                         177              (38)            139
Total assets                               13,442            1,481          14,923
Capital expenditures for investment
  properties                                  175               --             175

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy
      Property                                      2000       1999

      Carlin Manor Apartments                       91%        91%
         Columbus, Ohio
      Hunt Club Apartments                          95%        93%
         Indianapolis, Indiana
      Shadow Brook Apartments                       97%        98%
         West Valley City, Utah

Results of Operations

The Partnership's net income for the three months ended March 31, 2000, was approximately $143,000 compared to net income of approximately $139,000 for the three months ended March 31, 1999. The increase in net income for the three months ended March 31, 2000 is attributable to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is due to increases in rental income and other income. Rental income increased due to increased rental rates at Hunt Club and Carlin Manor partially offset by increased concession costs and bad debt expense primarily at Carlin Manor. The increase in other income is attributable to an increase in telephone commissions received at Shadow Brook Apartments and, to a lesser extent, to an increase in interest income as a result of higher average cash balances held in interest bearing accounts and an increase in tenant charges.

The increase in total expenses is due to an increase in depreciation expense and operating expense partially offset by reduced general and administrative expense. The increase in depreciation expense is primarily attributable to fixed asset additions during the last twelve months. The increase in operating expense is due to a decrease in net insurance proceeds, an increase in utility expenses at Hunt Club Apartments, increased contract labor costs, and increased employee bonuses, partially offset by a decrease in snow removal at Hunt Club Apartments due to less severe snow fall than in the three months ended March 31, 1999, and reduced maintenance salaries. General and administrative expense decreased due to reduced general partner reimbursements and printing and mailing costs associated with investor communications. Included in general and administrative expenses at both March 31, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,146,000 as compared to approximately $1,716,000 at March 31, 1999. Cash and cash equivalents decreased approximately $134,000 for the three months ended March 31, 2000, from the Partnership's year ended December 31, 1999, due to approximately $447,000 of cash used in financing activities, which was partially offset by approximately $239,000 of cash provided by operating activities and approximately $74,000 of cash provided by investing activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, of payments of principal made on the mortgage encumbering Hunt Club Apartments. Cash provided by investing activities consisted of net withdrawals from restricted escrows maintained by the mortgage lender which were partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Carlin Manor

Approximately $124,000 was budgeted for capital improvements for the year 2000 at Carlin Manor Apartments consisting primarily of carpet and vinyl replacement, air conditioning unit replacement, structural upgrades, heating improvements, parking lot improvements, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $35,000 of budgeted capital improvements at Carlin Manor, consisting primarily of carpet replacement and appliance replacement. These improvements were funded primarily from replacement reserves.

Hunt Club

Approximately $193,000 was budgeted for capital improvements for the year 2000 at Hunt Club Apartments consisting primarily of structural upgrades, fencing, carpet and vinyl replacement, and appliance replacement. During the three months ended March 31, 2000, the Partnership completed approximately $18,000 of budgeted capital improvements at Hunt Club, consisting primarily of floor covering replacements and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Shadow Brook

Approximately $138,000 was budgeted for capital improvements for the year 2000 at Shadow Brook Apartments consisting primarily of carpet and vinyl replacement, roof replacement, and lighting improvements. During the three months ended March 31, 2000, the Partnership completed approximately $18,000 of budgeted capital improvements at Shadow Brook, consisting primarily of carpet and vinyl replacement. These improvements were funded from replacement reserves.

The additional capital expenditures for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,117,000 is amortized over varying periods and requires one balloon payment in October 2000 and two in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three  months  ended  March 31,  2000,  the  Partnership  paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" unit limited partners. There were no distributions paid or declared during the three months ended March 31, 1999. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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