Form 10QSB
period 2000-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 2000-08-10
CIK 802200

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $ 1,875
   Receivables and deposits                                                     316
   Restricted escrows                                                            53
   Other assets                                                                 148
   Investment properties:
       Land                                                  $  1,447
       Buildings and related personal property                 16,905
                                                               18,352
       Less accumulated depreciation                           (9,315)        9,037
                                                                           $ 11,429

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $  157
   Tenant security deposit liabilities                                           54
   Accrued property taxes                                                       208
   Other liabilities                                                            239
   Mortgage notes payable                                                     9,596

Partners' (Deficit) Capital

   General Partner                                            $  (113)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (3,760)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       5,048         1,175
                                                                           $ 11,429

            See Accompanying Notes to Consolidated Financial Statements

b)
                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                       2000         1999         2000        1999
Revenues:
  Rental revenue                      $ 1,123      $ 1,231     $ 2,385      $ 2,475
  Other income                            119           79         213          152
  Gain on sale of investment
    property                            4,814           --       4,814           --
      Total revenues                    6,056        1,310       7,412        2,627

Expenses:
  Operating                               555          536       1,103        1,062
  General and administrative              168           74         208          123
  Depreciation                            291          263         578          521
  Interest                                234          249         481          501
  Property taxes                           74          107         165          200
      Total expenses                    1,322        1,229       2,535        2,407

Income before extraordinary loss
  on early extinguishment of debt       4,734           81       4,877          220
Extraordinary loss on early
  extinguishment of debt                 (105)          --        (105)          --

Net income                            $ 4,629        $  81     $ 4,772        $ 220

Net income allocated to general
  partner                              $   47          $ 1       $ 48           $ 2
Net income allocated to limited
  partners                              4,582           80      4,724           218

                                      $ 4,629         $ 81    $ 4,772         $ 220

Per limited partnership "A" and "B" units:
    Income before extraordinary
     loss on early extinguishment
     of debt                          $ 27.33       $ 0.47    $ 28.16        $ 1.27
    Extraordinary loss on early
     extinguishment of debt             (0.60)          --      (0.60)           --

Net income                            $ 26.73       $ 0.47    $ 27.56        $ 1.27

Distributions per limited
  partnership "A" units               $ 44.37        $ --     $ 44.37          $ --
Distributions per limited
  partnership "B" units               $ 16.22        $ --     $ 16.22          $ --


            See Accompanying Notes to Consolidated Financial Statements

c)

                          MULTI-BENEFIT REALTY FUND '87-1

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                                                             Total
                                                                           Partners'
                                     General        Limited Partners       (Deficit)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 1999 and

   June 30, 2000                          --       96,284      75,152       171,436

Partners' (deficit) capital at
   December 31, 1999                  $ (134)    $ (2,141)    $ 4,196       $ 1,921

Distributions to partners                (27)      (4,272)     (1,219)       (5,518)

Net income for the six months
   ended June 30, 2000                     48       2,653       2,071         4,772

Partners' (deficit) capital
   at June 30, 2000                   $ (113)    $ (3,760)    $ 5,048       $ 1,175

            See Accompanying Notes to Consolidated Financial Statements

d)

                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                                  Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $ 4,772        $ 220
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     578          521
   Amortization of loan costs                                        31           35
   Gain on sale of investment property                           (4,814)          --
   Extraordinary loss on early extinguishment of debt               105           --
   Change in accounts:
      Receivables and deposits                                       14           31
      Other assets                                                  (17)         (24)
      Accounts payable                                              (65)          48
      Tenant security deposit liabilities                           (33)         (10)
      Accrued property taxes                                       (128)          86
      Other liabilities                                            (283)          19
         Net cash provided by operating activities                  160          926

Cash flows from investing activities:

  Property improvements and replacements                           (212)        (450)
  Net withdrawals from restricted escrows                           190           89
  Proceeds from sale of investment property                       8,005           --
         Net cash provided by (used in) investing
            activities                                            7,983         (361)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (41)         (37)
  Repayment of mortgage note payable                             (2,500)          --
  Prepayment penalty paid                                           (62)          --
  Distributions to partners                                      (5,945)          --
         Net cash used in financing activities                   (8,548)         (37)

Net (decrease) increase in cash and cash equivalents               (405)         528

Cash and cash equivalents at beginning of period                  2,280        1,291
Cash and cash equivalents at end of period                      $ 1,875      $ 1,819

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  477       $ 465

Distributions  to partners of  approximately  $427,000 were declared at December
31, 1999 and paid in January 2000.


            See Accompanying Notes to Consolidated Financial Statements

e)

                          MULTI-BENEFIT REALTY FUND '87-1

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with the General Partner and/or its affiliates were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expense)         $133      $132
 Reimbursement for services of affiliates (included in
   general and administrative expense)                              57        48
 Partnership management fee (included in general and
   administrative expense)                                          91        --

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $133,000 and $132,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $57,000 and $48,000 for the six months ended June 30, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $91,000 were paid during the six months ended June 30, 2000, in association with the distributions. No fees were earned during the six months ended June 30, 1999.

AIMCO and its affiliates currently own 60,253 "A" and 37,662 "B" limited partnership units in the Partnership representing 62.58% and 50.11% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 62.58% and 50.11% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents totaling approximately $1,875,000, exceeded the reserve requirement of approximately $534,000 at June 30, 2000.

Note E - Distribution

During  the  six  months  ended  June  30,  2000,  the  Partnership  paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. In addition, the Partnership declared and paid distributions from operations of approximately $1,018,000 (approximately $1,008,000 to "A" Unit holders or $10.47 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $4,500,000 (approximately $3,264,000 to "A" Unit holders or $33.90 per limited partnership "A" Unit and approximately $1,219,000 to "B" Unit holders or $16.22 per limited partnership "B" Unit). There were no distributions paid or declared during the six months ended June 30, 1999.

Note F - Sale of Investment Property

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,500,000. Approximately $4,500,000 of the proceeds were distributed to the partners during the six months ended June 30, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,814,000 and an extraordinary loss on early extinguishment of debt of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

The sales transaction is summarized as follows (amounts in thousands):

    Net sales price, net of selling costs            $ 8,005
    Net real estate (1)                               (3,091)
    Net other liabilities                               (100)
    Gain on sale of real estate                      $ 4,814

(1)   Net of accumulated depreciation of approximately $4,256,000.

The following pro-forma information reflects the operations of the Partnership for the six months ended June 30, 2000 and 1999, as if Carlin Manor Apartments had been sold January 1, 1999.

                                             2000               1999
                                      (in thousands, except per unit data)
    Revenues                               $ 1,912            $ 1,810
    Net income                                   1                 17
    Net income per limited
      partnership "A" and "B" unit            0.01               0.10

Note G - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, one each in Indiana and Utah. On June 12, 2000, the Partnership sold its residential property located in Ohio. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000      Residential         Other          Totals

Rental income                              $ 1,123           $   --         $ 1,123
Other income                                   105               14             119
Interest expense                               234               --             234
Depreciation                                   291               --             291
General and administrative expense              --              168             168
Gain on sale of investment property          4,814               --           4,814
Extraordinary loss on early
  extinguishment of debt                      (105)              --            (105)
Segment profit (loss)                        4,783             (154)          4,629


    Six Months Ended June 30, 2000       Residential         Other          Totals

Rental income                              $ 2,385           $   --         $ 2,385
Other income                                   184               29             213
Interest expense                               481               --             481
Depreciation                                   578               --             578
General and administrative expense              --              208             208
Gain on sale of investment property          4,814               --           4,814
Extraordinary loss on early
  extinguishment of debt                      (105)              --            (105)
Segment profit (loss)                        4,951             (179)          4,772
Total assets                                 9,842            1,587          11,429
Capital expenditures for investment
  properties                                   212               --             212


   Three Months Ended June 30, 1999      Residential         Other          Totals

Rental income                              $ 1,231           $   --         $ 1,231
Other income                                    65               14              79
Interest expense                               249               --             249
Depreciation                                   263               --             263
General and administrative expense              --               74              74
Segment profit (loss)                          141              (60)             81


   Six Months Ended June 30, 1999      Residential         Other          Totals

Rental income                             $ 2,475           $   --         $ 2,475
Other income                                  127               25             152
Interest expense                              501               --             501
Depreciation                                  521               --             521
General and administrative expense             --              123             123
Segment profit (loss)                         318              (98)            220
Total assets                               13,582            1,428          15,010
Capital expenditures for investment
  properties                                   450               --             450

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Hunt Club Apartments                          94%        92%
         Indianapolis, Indiana
      Shadow Brook Apartments                       97%        97%
         West Valley City, Utah

Results of Operations

The Partnership had net income of approximately $4,772,000 for the six months ended June 30, 2000 as compared to approximately $220,000 for the six months ended June 30, 1999. For the three months ended June 30, 2000 the Partnership had net income of approximately $4,629,000 as compared to net income of approximately $81,000 for the three months ended June 30, 1999. The increase in net income for both the three and six month periods ended June 30, 2000 is primarily attributable to the gain recorded on the sale of Carlin Manor Apartments as discussed below.

Excluding the gain on the sale of Carlin Manor Apartments as well as the extraordinary loss on the early extinguishment of the debt at Carlin Manor, the Partnership had net income of approximately $63,000 for the six months ended June 30, 2000 compared to net income of approximately $220,000 for the comparable period in 1999. For the three months ended June 30, 2000 the Partnership had a net loss of approximately $80,000 compared to net income of approximately $81,000 for the three months ended June 30, 1999. The decrease in net income for the three and six month periods ended June 30, 2000 is due to an increase in total expenses and a decrease in total revenues. The decrease in total revenues for both the three and six month periods is due to a decrease in rental revenue partially offset by an increase in other income. Rental revenue decreased due primarily to the sale of Carlin Manor Apartments in 2000.
Partially offsetting the impact of the sale of Carlin Manor were increased occupancy and increased average rental rates at Hunt Club Apartments. Other income increased as a result of increased interest income due to higher average cash balances in interest bearing accounts, increased telephone commissions and tenant charges at all the Partnership's properties.

Total expenses increased for the three and six month periods due to increased operating, depreciation and general and administrative expenses, partially offset by decreased property tax expense. Operating expenses increased primarily due to a net insurance proceeds received in 1999 for storm damage at Hunt Club and increased contract labor costs, partially offset by reduced snow removal costs at Hunt Club Apartments. Depreciation expense increased due to property improvements and replacements completed during the past twelve months. General and administrative expenses increased due to the payment of partnership management fees on distributions from operations during 2000. There were no distributions from operations during the six months ended June 30, 1999 so no such fees were paid during 1999. In addition, professional fees associated with the management of the Partnership increased. Included in general and administrative expenses for the three and six months ended June 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense decreased due to the sale of Carlin Manor and to a property tax refund and reduced assessed value received at Hunt Club Apartments.

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,500,000. Approximately $4,500,000 of the proceeds were distributed to the partners during the six months ended June 30, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,814,000 and there was an extraordinary loss on early extinguishment of debt of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,875,000 as compared to approximately $1,819,000 at June 30, 1999. Cash and cash equivalents decreased approximately $405,000 for the six months ended June 30, 2000, from the Partnership's year ended December 31, 1999, due to approximately $8,548,000 of cash used in financing activities, which was partially offset by approximately $7,983,000 of cash provided by investing activities and approximately $160,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, the payoff of the mortgage encumbering Carlin Manor Apartments, prepayment penalties paid and payments of principal made on the mortgage encumbering Hunt Club Apartments. Cash provided by investing activities consisted of proceeds from the sale of Carlin Manor Apartments and of net withdrawals from restricted escrows maintained by the mortgage lender which were partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Carlin Manor

During the six months ended June 30, 2000 the Partnership expended approximately $63,000 for floor covering, major landscaping, and appliance replacements at Carlin Manor. This property was sold on June 12, 2000.

Hunt Club

Approximately $193,000 was budgeted for capital improvements for the year 2000 at Hunt Club Apartments consisting primarily of structural upgrades, fencing, carpet and vinyl replacement, and appliance replacement. During the six months ended June 30, 2000, the Partnership completed approximately $48,000 of capital improvements at Hunt Club Apartments, consisting primarily of floor covering replacements, gutter replacements, exterior painting and other building improvements. These improvements were funded from operating cash flow and replacement reserves.

Shadow Brook

Approximately $186,000 was budgeted for capital improvements for the year 2000 at Shadow Brook Apartments consisting primarily of carpet and vinyl replacement, roof replacement, and lighting improvements. During the six months ended June 30, 2000, the Partnership completed approximately $101,000 of capital improvements at Shadow Brook Apartments, consisting primarily of roof replacement, carpet and vinyl replacement, and lighting improvements. These improvements were funded from replacement reserves.

The additional capital expenditures for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,596,000 is amortized over varying periods and requires one balloon payment in October 2000 and one in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During  the  six  months  ended  June  30,  2000,  the  Partnership  paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. In addition, the Partnership declared and paid distributions from operations of approximately $1,018,000 (approximately $1,008,000 to "A" Unit holders or $10.47 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $4,500,000 (approximately $3,264,000 to "A" Unit holders or $33.90 per limited partnership "A" Unit and approximately $1,219,000 to "B" Unit holders or $16.22 per limited partnership "B" Unit). There were no distributions paid or declared during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

               None.

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