Form 10QSB
period 2000-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 2000-11-08
CIK 802200

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                $ 2,009
   Receivables and deposits                                                     342
   Restricted escrows                                                           257
   Other assets                                                                 275
   Investment properties:
       Land                                                  $  1,447
       Buildings and related personal property                 16,976
                                                               18,423
       Less accumulated depreciation                           (9,512)        8,911
                                                                           $ 11,794
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   33
   Tenant security deposit liabilities                                           52
   Accrued property taxes                                                       265
   Other liabilities                                                            356
   Mortgage notes payable                                                     9,900

Partners' (Deficit) Capital
   General Partner                                            $  (113)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (3,753)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       5,054         1,188
                                                                           $ 11,794

            See Accompanying Notes to Consolidated Financial Statements

b)
                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                       2000         1999         2000        1999
Revenues:
  Rental revenue                       $  860      $ 1,264     $ 3,245      $ 3,739
  Other income                             79           68         292          220
  (Loss) gain on sale of
    investment property                    (4)          --       4,810           --
      Total revenues                      935        1,332       8,347        3,959

Expenses:
  Operating                               369          566       1,472        1,628
  General and administrative               98           58         306          181
  Depreciation                            197          240         775          761
  Interest                                198          245         679          746
  Property taxes                           57          100         222          300
      Total expenses                      919        1,209       3,454        3,616

Income before extraordinary loss
  on early extinguishment of debt          16          123       4,893          343
Extraordinary loss on early
  extinguishment of debt                   (3)          --        (108)          --

Net income                               $ 13        $ 123     $ 4,785        $ 343

Net income allocated to general
  partner                                $ --        $   1     $    48        $   3
Net income allocated to limited
  partners                                 13          122       4,737          340

                                         $ 13        $ 123     $ 4,785        $ 343
Per limited partnership "A" and "B" units:
    Income before extraordinary
     loss on early extinguishment
     of debt                           $ 0.09       $ 0.71     $ 28.25        $ 1.98
    Extraordinary loss on early
     extinguishment of debt             (0.01)          --       (0.62)           --

Net income                             $ 0.08       $ 0.71     $ 27.63        $ 1.98

Distributions per limited
  partnership "A" units                $   --        $ --      $ 44.37        $   --
Distributions per limited
  partnership "B" units                $   --        $ --      $ 16.22        $   --

            See Accompanying Notes to Consolidated Financial Statements

c)

                          MULTI-BENEFIT REALTY FUND '87-1

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                                                             Total
                                                                           Partners'
                                     General        Limited Partners       (Deficit)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $  1       $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 1999 and
   September 30, 2000                     --       96,284      75,152       171,436

Partners' (deficit) capital at
   December 31, 1999                  $ (134)    $ (2,141)    $ 4,196       $ 1,921

Distributions to partners                (27)      (4,272)     (1,219)       (5,518)

Net income for the nine months
   ended September 30, 2000               48        2,660       2,077         4,785

Partners' (deficit) capital
   at September 30, 2000              $ (113)    $ (3,753)    $ 5,054       $ 1,188


            See Accompanying Notes to Consolidated Financial Statements

d)

                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $ 4,785       $  343
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     775          761
   Amortization of loan costs                                        42           49
   Gain on sale of investment property                           (4,810)          --
   Extraordinary loss on early extinguishment of debt               108           --
   Change in accounts:
      Receivables and deposits                                      (12)          66
      Other assets                                                   (1)         (36)
      Accounts payable                                             (189)         174
      Tenant security deposit liabilities                           (35)         (15)
      Accrued property taxes                                        (71)         107
      Other liabilities                                            (166)           5
         Net cash provided by operating activities                  426        1,454

Cash flows from investing activities:
  Property improvements and replacements                           (287)        (868)
  Net (deposits to) withdrawals from restricted escrows             (14)         182
  Proceeds from sale of investment property                       8,005           --
         Net cash provided by (used in) investing
            activities                                            7,704         (686)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (55)         (57)
  Repayment of mortgage notes payable                            (6,082)          --
  Proceeds from mortgage note payable                             3,900           --
  Prepayment penalty paid                                           (62)          --
  Loan costs paid                                                  (157)          --
  Distributions to partners                                      (5,945)          --
         Net cash used in financing activities                   (8,401)         (57)

Net (decrease) increase in cash and cash equivalents               (271)         711

Cash and cash equivalents at beginning of period                  2,280        1,291
Cash and cash equivalents at end of period                      $ 2,009      $ 2,002

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  663       $  697

Distributions  to partners of  approximately  $427,000 were declared at December
31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                          MULTI-BENEFIT REALTY FUND '87-1

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. The general partner of this consolidated partnership is the General Partner of the Registrant. The Partnership may remove the general partner of Hunt Club Associates, Ltd.; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The following transactions with the General Partner and/or its affiliates were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expense)         $181      $199
 Reimbursement for services of affiliates (included in
   general and administrative expense)                             130        79
 Partnership management fee (included in general and
   administrative expense)                                          91        --
 Refinancing fee (included in loan costs)                           39        --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $181,000 and $199,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $130,000 and $79,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $91,000 were paid during the nine months ended September 30, 2000, in association with the distributions. No fees were earned during the nine months ended September 30, 1999.

An affiliate of the General Partner received $39,000 in conjunction with the refinancing of the mortgage encumbering Hunt Club Apartments in August 2000 (see "Note G").

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,130 "A" and 38,417 "B" limited partnership units in the Partnership representing 63.49% and 51.12% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.49% and 51.12% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenue were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $2,009,000, were greater than the reserve requirement of approximately $534,000 at September 30, 2000. During the third quarter, the Partnership solicited the vote of the Limited Partners to approve an amendment to the Partnership Agreement. The effect of the amendment was to change such provision to require the Partnership to maintain reasonable reserves for normal working capital and contingencies in an amount determined from time to time by the General Partner in its sole discretion. The Solicitation Statement was mailed to Limited Partners on September 16, 2000. Upon the expiration of the solicitation period (close of business on October 16, 2000), the requisite number of positive votes were received to effect this amendment.

Note E - Distributions

During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. In addition, the Partnership declared and paid distributions from operations of approximately $1,018,000 (approximately $1,008,000 to "A" Unit holders or $10.47 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $4,500,000 (approximately $3,264,000 to "A" Unit holders or $33.90 per limited partnership "A" Unit and approximately $1,219,000 to "B" Unit holders or $16.22 per limited partnership "B" Unit). Subsequent to September 30, 2000, the Partnership declared a distribution from operations of approximately $494,000 (approximately $489,000 to "A" Unit holders or $5.08 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $837,000 (approximately $470,000 to "A" Unit holders or $4.88 per limited partnership "A" Unit and approximately $367,000 to "B" Unit holders or $4.88 per limited partnership "B" Unit). There were no distributions paid or declared during the nine months ended September 30, 1999.

Note F - Sale of Investment Property

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,500,000. Approximately $4,500,000 of the proceeds were distributed to the partners during the nine months ended September 30, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,810,000 and an extraordinary loss on early extinguishment of debt was recorded of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Note G - Refinancing of Mortgage Note Payable

On August 31, 2000, the  Partnership  refinanced the mortgage  encumbering  Hunt
Club Apartments. The refinancing replaced indebtedness of approximately $3,582,000 with a new mortgage of $3,900,000. The new mortgage carries a stated interest rate of 8.05% as compared to the 8.30% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2020. In addition, the Partnership was required to establish a repair escrow of approximately $239,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $3,000 due to the write-off of unamortized loan costs.

Note H - Segment Information

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

          Three Months Ended
          September 30, 2000             Residential         Other          Totals

Rental income                               $  860            $  --           $ 860
Other income                                    58               21              79
Interest expense                               198               --             198
Depreciation                                   197               --             197
General and administrative expense              --               98              98
Loss on sale of investment property             (4)              --              (4)
Extraordinary loss on early
  extinguishment of debt                        (3)              --              (3)
Segment profit (loss)                           90              (77)             13


           Nine Months Ended
          September 30, 2000             Residential         Other          Totals

Rental income                              $ 3,245           $   --         $ 3,245
Other income                                   242               50             292
Interest expense                               679               --             679
Depreciation                                   775               --             775
General and administrative expense              --              306             306
Gain on sale of investment property          4,810               --           4,810
Extraordinary loss on early
  extinguishment of debt                      (108)              --            (108)
Segment profit (loss)                        5,041             (256)          4,785
Total assets                                10,353            1,441          11,794
Capital expenditures for investment
  properties                                   287               --             287


          Three Months Ended
          September 30, 1999             Residential         Other          Totals

Rental income                              $ 1,264           $   --         $ 1,264
Other income                                    58               10              68
Interest expense                               245               --             245
Depreciation                                   240               --             240
General and administrative expense              --               58              58
Segment profit (loss)                          171              (48)            123


          Nine Months Ended
          September 30, 1999            Residential         Other          Totals

Rental income                             $ 3,739           $   --         $ 3,739
Other income                                  185               35             220
Interest expense                              746               --             746
Depreciation                                  761               --             761
General and administrative expense             --              181             181
Segment profit (loss)                         489             (146)            343
Total assets                               13,853            1,388          15,241
Capital expenditures for investment
  properties                                  868               --             868

Note I - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Hunt Club Apartments                          94%        92%
         Indianapolis, Indiana
      Shadow Brook Apartments                       97%        98%
         West Valley City, Utah

Results of Operations

The Partnership had net income of approximately $4,785,000 for the nine months ended September 30, 2000 as compared to approximately $343,000 for the nine months ended September 30, 1999. For the three months ended September 30, 2000 the Partnership had net income of approximately $13,000 as compared to net income of approximately $123,000 for the three months ended September 30, 1999. The increase in net income for the nine month period ended September 30, 2000 is primarily attributable to the gain recorded on the sale of Carlin Manor Apartments as discussed below. The decrease in net income for the three month period ended September 30, 2000 is primarily attributable to the sale of Carlin Manor Apartments, as discussed below.

Excluding the  operations of Carlin Manor  Apartments as well as the gain on the sale  and the  extraordinary  loss on the  early  extinguishment  of the debt at
Carlin Manor, the Partnership had net income of approximately $83,000 for the nine months ended September 30, 2000 compared to net income of approximately $22,000 for the comparable period in 1999. For the three months ended September 30, 2000, the Partnership had net income of approximately $83,000 compared to net income of approximately $5,000 for the three months ended September 30, 1999. The increase in net income for the nine month period ended September 30, 2000 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in net income for the three month period ended September 30, 2000 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for both the three and nine month periods is due to an increase in rental revenue and other income. Rental revenue increased due primarily to increased occupancy and increased average rental rates at Hunt Club Apartments. Other income increased as a result of increased interest income due to higher average cash balances in interest bearing accounts and increased telephone commissions and tenant charges at both of the Partnership's properties.

Excluding the operations of Carlin Manor, total expenses increased for the nine month period ended September 30, 2000 due to increased depreciation and general and administrative expenses partially offset by decreased operating and property tax expenses. Total expenses decreased for the three month period ended
September 30, 2000 due to decreased operating and property tax expenses partially offset by increased general and administrative expense. For the nine months ended September 30, 2000 versus the comparable period in 1999, depreciation expense increased due to property improvements and replacements completed during the past twelve months. General and administrative expenses increased due to the payment of partnership management fees on distributions from operations during 2000. There were no distributions from operations during the nine months ended September 30, 1999 so no such fees were paid during 1999. General and administrative expenses also increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses for the three and nine months ended September 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses decreased primarily due to reduced snow removal costs and reduced maintenance expenses primarily at Shadow Brook partially offset by net insurance proceeds received in 1999 for storm damage at Hunt Club Apartments. Property tax expense decreased due to a property tax refund and reduced assessed value received at Hunt Club Apartments.

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,500,000. Approximately $4,500,000 of the proceeds were distributed to the partners during the nine months ended September 30, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,810,000 and there was an extraordinary loss on early extinguishment of debt of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $2,009,000 as compared to approximately $2,002,000 at September 30, 1999. Cash and cash equivalents decreased approximately $271,000 for the nine months ended September 30, 2000, from the Partnership's year ended December 31, 1999, due to approximately $8,401,000 of cash used in financing activities, which was partially offset by approximately $7,704,000 of cash provided by investing activities and approximately $426,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the payoff of mortgages encumbering Hunt Club Apartments and Carlin Manor Apartments and distributions to partners, and to a lesser extent, loan costs paid, payments of principal made on the mortgage encumbering Hunt Club Apartments and prepayment penalties paid for the payoff of the mortgage encumbering Carlin Manor Apartments partially offset by the proceeds received from the refinancing of Hunt Club Apartments. Cash provided by investing activities consisted of proceeds from the sale of Carlin Manor Apartments partially offset by property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

On August 31, 2000, the  Partnership  refinanced the mortgage  encumbering  Hunt
Club Apartments. The refinancing replaced indebtedness of approximately $3,582,000 with a new mortgage of $3,900,000. The new mortgage carries a stated interest rate of 8.05% as compared to the 8.30% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2020. In addition, the Partnership was required to establish a repair escrow of approximately $239,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $3,000 due to the write-off of unamortized loan costs.

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

Carlin Manor

During the nine months ended September 30, 2000 the Partnership expended approximately $67,000 primarily for floor covering, major landscaping, and appliance replacements at Carlin Manor. This property was sold on June 12, 2000.

Hunt Club

Approximately $193,000 was budgeted for capital improvements for the year 2000 at Hunt Club Apartments consisting primarily of structural upgrades, fencing, carpet and vinyl replacement, and appliance replacement. During the nine months ended September 30, 2000, the Partnership completed approximately $89,000 of capital improvements at Hunt Club Apartments, consisting primarily of floor covering replacements, exterior painting, structural upgrades, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Shadow Brook

Approximately $186,000 was budgeted for capital improvements for the year 2000 at Shadow Brook Apartments consisting primarily of carpet and vinyl replacement, roof replacement, and lighting improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $131,000 of capital improvements at Shadow Brook Apartments, consisting primarily of roof replacement, carpet and vinyl replacement, lighting improvements, and appliance replacements. These improvements were funded from replacement reserves.

The additional capital expenditures for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,900,000 is amortized over varying periods and the Shadow Brook Apartments mortgage requires a balloon payment in November 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. In addition, the Partnership declared and paid distributions from operations of approximately $1,018,000 (approximately $1,008,000 to "A" Unit holders or $10.47 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $4,500,000 (approximately $3,264,000 to "A" Unit holders or $33.90 per limited partnership "A" Unit and approximately $1,219,000 to "B" Unit holders or $16.22 per limited partnership "B" Unit). Subsequent to September 30, 2000, the Partnership declared a distribution from operations of approximately $494,000 (approximately $489,000 to "A" Unit holders or $5.08 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $837,000 (approximately $470,000 to "A" Unit holders or $4.88 per limited partnership "A" Unit and approximately $367,000 to "B" Unit holders or $4.88 per limited partnership "B" Unit). There were no distributions paid or declared during the nine months ended September 30, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 120,712 units had voted of which 115,007.5 units had voted in favor of the amendment, 4,972.50 voted against the amendment and 732 units abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits:

                    Exhibit 10.22, Multifamily Note dated August 31, 2000, by and between Hunt Club Associates, Ltd., a Texas limited partnership, and ARCS Commercial Mortgage Co., L.P., a California limited partnership.

                    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

               b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

                    Current  Report on Form 8-K dated June 13,  2000,  and filed
                    August  1,  2000,   disclosing  the  sale  of  Carlin  Manor
                    Apartments to an unrelated party.

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



                                    MULTI-BENEFIT REALTY FUND '87-1


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                                                                   Exhibit 10.22

                                                                FHLMC# 002727706

                                MULTIFAMILY NOTE
                                    (INDIANA)

US $3,900,000.00                                           As of August 31, 2000

      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS COMMERCIAL MORTGAGE CO., L.P., a California limited partnership the principal sum of THREE MILLION NINE HUNDRED THOUSAND AND 00/100 DOLLARS (US $3,900,000.00), with interest on the unpaid principal balance at the annual rate of Eight and 05/100 percent (8.05%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, California 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

     3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of THIRTY TWO THOUSAND SEVEN HUNDRED FORTY TWO AND 63/100 DOLLARS (US $32,742.63), shall be payable on the first day of each month beginning on October 1, 2000, until the entire unpaid principal balance evidenced by this
Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on September 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      (d) Borrower shall make all payments of principal and interest under this Note without relief from valuation and appraisement laws.

     4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within TEN (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to FIVE (5%) percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default and has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%)of the ORIGINAL principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and
      (B) the prepayment premium calculated pursuant to Schedule A.

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than ONE HUNDRED EIGHTY (180) days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c)   Schedule A is hereby incorporated by reference into this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding. For purposes of Paragraph 9(f) and this Paragraph, attorneys' out of pocket expenses shall include support staff costs, costs of preparing for litigation, computerized research, telephone and facsimile transmission expenses, mileage, deposition costs, postage, duplicating, process service, videotaping and similar costs and expenses.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

     15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

     16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

     17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

     18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

     19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

      |X |    Schedule A      Prepayment Premium (required)

      |X |    Schedule B      Modifications to Multifamily Note


      [NO FURTHER TEXT ON THIS PAGE]

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.


                  HUNT CLUB ASSOCIATES, LTD., a
                  Texas limited partnership

                  By: MBRF HUNT CLUB GP, L.L.C., a South Carolina
                      limited liability company, Its General Partner

                  By: MULTI-BENEFIT REALTY FUND 87-1, a
                      California limited partnership, Its Managing Member

                  By: CONCAP EQUITIES, INC., a Delaware corporation, Its General Partner

                                    By:
                                    Name:       Patti K. Fielding
                                    Title:      Senior Vice President

                               75-2470353
                  Borrower's Social Security/Employer ID Number


PAY TO THE ORDER OF

WITHOUT RECOURSE, AS OF THE 31ST DAY OF AUGUST, 2000.


ARCS COMMERCIAL MORTGAGE CO., L.P.,
 a California limited partnership

By:   ACMC REALTY, INC., a
       California corporation, Its General Partner

      By:
      Name:       Steven D. Heller
      Title:      Senior Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM


Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

      (a) If the prepayment is made between the date of this Note and the date that is ONE HUNDRED EIGHTY (180) months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

      (i)   1.0% of the unpaid principal balance of this Note; or

      (ii)  the product obtained by multiplying:

            (A)   the amount of principal being prepaid,

                  by

            (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                  by

            (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

               Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

               Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

               Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

               Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                  [OBJECT OMITTED]

      n = number of months remaining in Yield Maintenance Period

      ARR = Assumed Reinvestment Rate

      (b)  If  the  prepayment  is  made  after  the  expiration  of  the  Yield
Maintenance Period but more than ONE HUNDRED EIGHTY (180) days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

      So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.    Paragraph  9(c) of the Note is amended to add the  following  subparagraph
      (4): (4) failure by Borrower to pay the amount of the water and sewer charges, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.