Form 10KSB
period 2000-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 2001-03-29
CIK 802200

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form [X]

State issuer's revenues for its most recent fiscal year.  $9,443,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. By the end of the Partnership's fiscal year 1988, three apartment properties had been acquired. During the year ended December 31, 2000, one of the properties was sold. The Registrant continues to own and operate two of these properties. See "Item 2. Description of Properties". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

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

                             Gross
                            Carrying   Accumulated                        Federal
Property                     Value    Depreciation    Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Hunt Club Apartments        $ 7,621      $ 4,471      5-30     S/L        $ 4,035
Shadow Brook Apartments      11,079        5,244      5-30     S/L          5,998

  Total                     $18,700      $ 9,715                          $10,033

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                         Principal
                       Balance At      Stated                             Balance
                      December 31,    Interest    Period    Maturity       Due At
Property                  2000          Rate     Amortized    Date      Maturity (2)
                     (in thousands)                                    (in thousands)

Hunt Club
  1st mortgage           $3,880        8.05%     20 years     09/20         $ --
Shadow Brook
  1st mortgage            6,000        7.33%        (1)       11/03         6,000

                         $9,880                                            $6,000

(1)   Payments consist of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                   Average Annual               Average Annual
                                     Rental Rate                  Occupancy
                                     (per unit)
Property                         2000           1999          2000          1999

Hunt Club Apartments            $7,861         $7,720          94%          93%
Shadow Brook Apartments          7,186          7,187          97%          98%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)

       Hunt Club Apartments                     $147            9.84%
       Shadow Brook Apartments                   103            1.40%

Capital Improvements

Carlin Manor

During the year ended December 31, 2000, the Partnership expended approximately $67,000 for capital improvements at Carlin Manor consisting primarily of floor covering, major landscaping, and appliance replacements. This property was sold on June 12, 2000.

Hunt Club

During the year ended December 31, 2000, the Partnership expended approximately $297,000 for capital improvements and replacements at Hunt Club consisting primarily of carpet replacements, heating upgrades, parking area improvements, furniture and fixtures, and structural upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $55,000. In addition, the property is expected to spend approximately $56,000 on common area water heaters. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadow Brook

During the year ended December 31, 2000, the Partnership expended approximately $200,000 for capital improvements and replacements at Shadow Brook consisting primarily of roof replacement, carpet and vinyl replacement, lighting improvements, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $82,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The capital improvements planned for the year 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2000, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Registrant's Units of Depository Receipts and Related Security Holder Matters

(A) No established public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

(B)   Title of Class:                     Number of Record Unit holders:

      Units of Depositary Receipts
               A Units                    385 as of December 31, 2000
               B Units                    531 as of December 31, 2000

      The Partnership offered and sold 172,436 "A" and "B" Units. At December 31, 2000, the Partnership had 96,284 "A" Units and 75,152 "B" Units outstanding. Affiliates of the General Partner held 61,230 "A" Units (63.59%) and 38,455 "B" Units (51.17%) at December 31, 2000.

(C) The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details).

                                                  Distributions
                                                    Per Limited        Per Limited
                                 Aggregate        Partnership "A"    Partnership "B"
                                                       Unit

    01/01/99 - 12/31/99         $  427,000 (1)        $ 4.39               $ --

    01/01/00 - 12/31/00          6,849,000 (2)         54.33               21.10

  Subsequent to 12/31/00           590,000 (1)          0.63                5.58

(1) Distribution was made from cash from operations (see "Item 6" for further details).

(2) Distribution consists of $1,512,000 of cash from operations and consists of $5,337,000 of cash from the sale proceeds of Carlin Manor Apartments (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2001 or subsequent periods. See "Item 2. Description of Properties-Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,230 "A" and 38,455 "B" limited partnership units in the Partnership representing 63.59% and 51.17% of the outstanding "A" and "B" units, respectively. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.59% and 51.17% of the outstanding "A" and "B" units, respectively, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had net income of approximately $4,865,000 for the year ended December 31, 2000 as compared to approximately $582,000 for the year ended December 31, 1999. The increase in net income is primarily attributable to an increase in total revenues resulting from the gain recorded on the sale of Carlin Manor Apartments as discussed below.

Excluding the  operations of Carlin Manor  Apartments as well as the gain on the sale and the extraordinary loss on the early extinguishment of the debt at Carlin Manor, the Partnership had net income of approximately $102,000 for the year ended December 31, 2000 compared to net income of approximately $206,000 for the year ended December 31, 1999. The decrease in net income for the year ended December 31, 2000 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is due to increases in rental income and other income partially offset by a decrease in gain on sale of equipment from the sale of equipment in 1999. Rental income increased due primarily to increased occupancy and increased average annual rental rates at Hunt Club Apartments, despite a slight decrease in occupancy at Shadow Brook Apartments. Other income increased as a result of increased interest income due to higher average cash balances in interest bearing accounts and increased telephone commissions and tenant charges at both of the Partnership's properties. The gain on sale of equipment during the year ended December 31, 1999 was due to the sale of cable equipment at Shadow Brook.

Excluding the operations of Carlin Manor, total expenses increased for the year ended December 31, 2000 due to increased depreciation, property tax, and general and administrative expenses partially offset by decreased operating expenses. Depreciation expense increased primarily due to property improvements and replacements completed during the past twelve months. Property tax expense increased due to the receipt of a tax refund in 1999 on a prior year's tax payment for Hunt Club. General and administrative expenses increased primarily due to the payment of Partnership management fees on distributions from operations during 2000. There were no distributions from operations during the year ended December 31, 1999, so no such fees were paid during 1999. General and administrative expenses also increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and increased professional fees necessary to manage the Partnership. Included in general and administrative expenses at both December 31, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses decreased primarily due to reduced snow removal costs and reduced maintenance expenses at both of the Partnership's properties, reduced advertising expenses at Hunt Club Apartments, and reduced payroll bonuses at Shadow Brook Apartments.

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,500,000. Approximately $5,337,000 of the proceeds were distributed to the partners during the year ended December 31, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,910,000 and there was an extraordinary loss on early extinguishment of debt of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $892,000 as compared to approximately $2,280,000 at December 31, 1999. Cash and cash equivalents decreased approximately $1,388,000 for the year ended December 31, 2000, from the Partnership's year ended December 31, 1999, due to approximately $9,752,000 of cash used in financing activities, which was partially offset by approximately $7,528,000 of cash provided by investing activities and approximately $836,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the payoff of mortgages encumbering Hunt Club Apartments and Carlin Manor Apartments and distributions to partners, and to a lesser extent, loan costs paid, payments of principal made on the mortgage encumbering Hunt Club Apartments and prepayment penalties paid for the payoff of the mortgage encumbering Carlin Manor Apartments partially offset by the proceeds received from the refinancing of Hunt Club Apartments. Cash provided by investing activities consisted of proceeds from the sale of Carlin Manor Apartments partially offset by property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

On August 31, 2000, the  Partnership  refinanced the mortgage  encumbering  Hunt
Club Apartments. The refinancing replaced indebtedness of approximately $3,582,000 with a new mortgage of $3,900,000. The new mortgage carries a stated interest rate of 8.05% as compared to the 8.30% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2020. In addition, the Partnership was required to establish a repair escrow of approximately $239,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $3,000 due to the write-off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of both of its properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $275 per unit or $137,500. In addition, Hunt Club Apartments is expected to spend approximately $56,000 on common area water heaters. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures for the year 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenues were to be allocated to such reserve to the extent necessary to maintain the foregoing level. During the third quarter, the Partnership solicited the vote of the Limited Partners to approve an amendment to the Partnership Agreement. The effect of the amendment was to change such provision to require the Partnership to maintain reasonable reserves for normal working capital and contingencies in an amount determined from time to time by the General Partner in its sole discretion. The Solicitation Statement was mailed to the Limited Partners on September 16, 2000. Upon the expiration of the solicitation period (close of business on October 16, 2000), the requisite number of positive votes were received to effect this amendment.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,880,000 is amortized over varying periods with the Shadow Brook Apartments mortgage requiring a balloon payment in November 2003. Hunt Club Apartments' mortgage indebtedness is amortized over 20 years and matures September 1, 2020. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1999 the Partnership declared a cash distribution from operations of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. This distribution was accrued at December 31, 1999 and paid in January 2000. During the year ended December 31, 2000, the Partnership declared and paid distributions from operations of approximately $1,512,000 (approximately $1,497,000 to "A" Unit holders or $15.55 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $5,337,000 (approximately $3,734,000 to "A" Unit holders or $38.78 per limited partnership "A" Unit and approximately $1,586,000 to "B" Unit holders or $21.10 per limited partnership "B" Unit). Subsequent to December 31, 2000, the Partnership declared a distribution from operations of approximately $590,000 (approximately $47,000 to "A" Unit holders or $0.49 per limited partnership "A" Unit and approximately $537,000 to "B" Unit holders or $7.14 per limited partnership "B" Unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,230 "A" and 38,455 "B" limited partnership units in the Partnership representing 63.59% and 51.17% of the outstanding "A" and "B" units, respectively. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.59% and 51.17% of the outstanding "A" and "B" units, respectively, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Multi-Benefit Realty Fund '87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                       MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   892
   Receivables and deposits (net of $34,000 allowance
      for bad debt)                                                               85
   Restricted escrows                                                            281
   Other assets                                                                  253
   Investment properties (Notes C and G):
      Land                                                    $ 1,447
      Buildings and related personal property                   17,253
                                                                18,700
      Less accumulated depreciation                             (9,715)        8,985
                                                                            $ 10,496

Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                       $   192
      Tenant security deposit liabilities                                         58
      Accrued property taxes                                                     152
      Other liabilities                                                          277
      Mortgage notes payable (Note C)                                          9,880

Partners' (Deficit) Capital
   General Partner                                             $ (117)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                       (4,667)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                        4,721           (63)
                                                                            $ 10,496

        See Accompanying Notes to Consolidated Financial Statements

                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                            Years Ended December 31,
                                                                2000         1999
Revenues:
  Rental income                                               $ 4,167      $ 4,997
  Gain on sale of equipment                                        --          100
  Other income                                                    366          311
  Gain on sale of investment property                           4,910           --
      Total revenues                                            9,443        5,408

Expenses:
  Operating                                                     1,883        2,176
  General and administrative                                      444          287
  Depreciation                                                    978        1,059
  Interest                                                        879          991
  Property taxes                                                  286          313
      Total expenses                                            4,470        4,826

Income before extraordinary loss on early extinguishment
  of debt                                                       4,973          582
Extraordinary loss on early extinguishment of debt               (108)          --

Net income (Note D)                                           $ 4,865       $ 582

Net income allocated to general partner (1%)                    $ 49         $ 6
Net income allocated to limited partners (99%)                  4,816          576
                                                              $ 4,865       $ 582
Per limited partnership "A" and "B" units:
  Income before extraordinary loss on early
   extinguishment of debt                                     $ 28.71       $ 3.36
  Extraordinary loss on early extinguishment of debt            (0.62)          --

Net income                                                    $ 28.09       $ 3.36

Distributions per limited partnership "A" units               $ 54.33       $ 4.39
Distributions per limited partnership "B" units               $ 21.10        $ --

        See Accompanying Notes to Consolidated Financial Statements

                       MULTI-BENEFIT REALTY FUND '87-1

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                                                              Total
                                                                            Partners'
                                        General       Limited Partners      (Deficit)
                                        Partner    "A" Units    "B" Units    Capital

Original capital contributions            $ 1       $ 9,706      $ 7,538    $ 17,245

Limited partnership units at
  December 31, 2000 and
  December 31, 1999                         --       96,284       75,152     171,436

Partners' (deficit) capital at
  December 31, 1998                     $ (136)     $(2,044)     $ 3,946     $ 1,766

Distribution to partners                    (4)        (423)          --        (427)

Net income for the year ended
  December 31, 1999                          6          326          250         582

Partners' (deficit) capital at
  December 31, 1999                       (134)      (2,141)       4,196       1,921

Distributions to partners                  (32)      (5,231)      (1,586)     (6,849)

Net income for the year ended
  December 31, 2000                         49        2,705        2,111       4,865

Partners' (deficit) capital at
  December 31, 2000                     $ (117)     $(4,667)     $ 4,721      $ (63)

        See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $ 4,865       $  582
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   978        1,059
     Amortization of loan costs                                      51           64
     Gain on disposal of property                                    --         (100)
     Gain on sale of investment property                         (4,910)          --
     Extraordinary loss on early extinguishment of debt             108           --
     Change in accounts:
      Receivables and deposits                                      245           87
      Other assets                                                   12          (35)
      Accounts payable                                             (155)         143
      Tenant security deposit liabilities                           (29)         (24)
      Accrued property taxes                                       (184)          61
      Other liabilities                                            (145)         183
          Net cash provided by operating activities                 836        2,020

Cash flows from investing activities:
  Property improvements and replacements                           (439)      (1,076)
  Net (deposits to) withdrawals from restricted escrows             (38)         122
  Proceeds from sale of investment property                       8,005           --
          Net cash provided by (used in) investing
            activities                                            7,528         (954)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (75)         (77)
  Repayment of mortgage notes payable                            (6,082)          --
  Proceeds from mortgage note payable                             3,900           --
  Prepayment penalty paid                                           (62)          --
  Loan costs paid                                                  (157)          --
  Distributions to partners                                      (7,276)          --
          Net cash used in financing activities                  (9,752)         (77)

Net (decrease) increase in cash and cash equivalents             (1,388)         989
Cash and cash equivalents at beginning of year                    2,280        1,291
Cash and cash equivalents at end of year                         $  892      $ 2,280

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  851        $ 928

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                              $ 125        $ --
  Distribution payable                                            $ --        $ 427

        See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership filed September 8, 1986. The Partnership commenced operations on February 27, 1987, the date on which impound requirements were met. The Partnership operates two apartment properties, one each located in the Mid-west and West. ConCap Equities, Inc. ("CEI" or the "General Partner") is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO.
The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

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

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. The general partner of this consolidated partnership is the General Partner of the Registrant. The
Partnership may remove the general partner of Hunt Club Associates, Ltd; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The Partnership Agreement ("Agreement") provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are first allocated in the reverse order of any net losses then are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General Partner and 99% to the Unit holders until their capital accounts are depleted.
Additional net losses are allocated to the General Partner. Net income per limited partnership unit for both 2000 and 1999 was computed as 99% of net income divided by 171,436 units outstanding.

Distributable cash from operations is allocated 1% to the General Partner and 99% to the Unit holders with holders of "A" Units first receiving their priority return, then the balance is split equally between holders of "A" Units and "B" Units. The General Partner receives 1% of surplus funds and holders of "A" and "B" Units will receive a return of their invested capital. Any remainder will be allocated 10% to holders of "A" Units and 90% to holders of "B" Units.

Cash and Cash Equivalents

Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $781,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Escrows for Taxes

Escrows for Hunt Club are held by the mortgagor. Escrows for Shadow Brook are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes and insurance. The escrows for Hunt Club totaling approximately $26,000 and the escrows for Shadow Brook totaling approximately $8,000 are included in receivables and deposits.

Restricted Escrows

In relation to the mortgages at Shadow Brook Apartments, the mortgage lender has required a "replacement reserve" for certain capital improvements. At December 31, 2000, the balance was approximately $42,000.

In relation to the mortgage at Hunt Club Apartments, the mortgage lender has required a "repair escrow" for certain capital replacements. At December 31, 2000, the balance was approximately $239,000.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

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

Loan Costs

Loan  costs  of  approximately   $318,000  less   accumulated   amortization  of
approximately $95,000 are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising

Advertising costs of approximately $87,000 and $126,000 for the years ended December 31, 2000 and 1999, respectively, are charged to expense as incurred and are included in operating expenses.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                        Principal      Monthly                           Principal
                       Balance At      Payment    Stated                  Balance
                      December 31,    Including  Interest   Maturity       Due At
Property                  2000        Interest     Rate       Date        Maturity
                           (in thousands)                              (in thousands)
Hunt Club
  1st mortgage           $ 3,880        $ 33       8.05%    09/01/20        $ --
Shadow Brook
  1st mortgage             6,000          37       7.33%    11/01/03        6,000

                         $ 9,880        $ 70                              $ 6,000

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Both of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On August 31, 2000, the  Partnership  refinanced the mortgage  encumbering  Hunt
Club Apartments. The refinancing replaced indebtedness of approximately $3,582,000 with a new mortgage of $3,900,000. The new mortgage carries a stated interest rate of 8.05% as compared to the 8.30% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2020. In addition, the Partnership was required to establish a repair escrow of approximately $239,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000 at December 31, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $3,000 due to the write-off of unamortized loan costs.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001              $   84
                               2002                  91
                               2003               6,098
                               2004                 106
                               2005                 115
                            Thereafter            3,386
                                                 $9,880

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              2000          1999

Net income as reported                       $ 4,865        $  582
Add (deduct)
  Depreciation differences                       (19)          (15)
  Unearned income                                (94)           18
  Gain on sale of investment property         (1,975)           --
  Other                                          (37)           (4)
Federal taxable income                       $ 2,740        $  581
Federal taxable income per limited
  partnership unit                           $ 15.83        $ 3.36

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands) as of December 31, 2000:

Net liabilities as reported                          $  (63)
Land and buildings                                      313
Accumulated depreciation                                735
Syndication fees                                      1,975
Other                                                   141

Net assets - tax basis                              $ 3,101

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during each of the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees (included in
   operating expense)                             $ 228        $ 266
Reimbursement for services of affiliates
   (included in general and administrative
   expenses and investment properties)              191          105
Partnership management fees (included in
   general and administrative expense)              135           38
Refinancing fee (included in loan costs)             39           --

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $228,000 and $266,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $191,000 and $105,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $135,000 and $38,000 were earned during the years ended December 31, 2000 and 1999, respectively, in association with the distributions.

An affiliate of the General Partner received $39,000 in conjunction with the refinancing of the mortgage encumbering Hunt Club Apartments in August 2000 (see "Note C").

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,230 "A" and 38,455 "B" limited partnership units in the Partnership representing 63.59% and 51.17% of the outstanding "A" and "B" units, respectively. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.59% and 51.17% of the outstanding "A" and "B" units, respectively, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Commitment

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenues were to be allocated to such reserve to the extent necessary to maintain the foregoing level. During the third quarter, the Partnership solicited the vote of the Limited Partners to approve an amendment to the Partnership Agreement. The effect of the amendment was to change such provision to require the Partnership to maintain reasonable reserves for normal working capital and contingencies in an amount determined from time to time by the General Partner in its sole discretion. The Solicitation Statement was mailed to Limited Partners on September 16, 2000. Upon the expiration of the solicitation period (close of business on October 16, 2000), the requisite number of positive votes were received to effect this amendment.

Note G - Real Estate and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings       Net Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                  Encumbrances      Land      Property       Acquisition
                            (in thousands)                            (in thousands)
Hunt Club Apartments           $ 3,880        $  485      $ 5,673         $ 1,463
Shadow Brook Apartments          6,000           961        8,263           1,855

          Totals               $ 9,880       $ 1,446      $13,936         $ 3,318



                 Gross Amount At Which
                        Carried
                  At December 31, 2000
                     (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Hunt Club      $ 485    $ 7,136   $ 7,621     $ 4,471         1979       05/87      5-30
Shadow Brook     962     10,117    11,079       5,244         1985       05/87      5-30

Totals        $1,447    $17,253   $18,700     $ 9,715



Reconciliation of "Real Estate and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $25,487       $24,411
  Property improvements                             564         1,076
  Sale of investment property                    (7,351)           --
Balance at end of year                          $18,700       $25,487

Accumulated Depreciation
Balance at beginning of year                    $12,993       $11,934
  Additions charged to expense                      978         1,059
  Sale of investment property                    (4,256)           --
Balance at end of year                          $ 9,715       $12,993

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $19,013,000 and $27,764,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $8,980,000 and $12,128,000, respectively.

Note H - Distributions

During the year ended December 31, 1999, the Partnership declared a cash distribution from operations of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. This distribution was accrued at December 31, 1999 and paid in January 2000. During the year ended December 31, 2000, the Partnership declared and paid distributions from operations of approximately $1,512,000 (approximately $1,497,000 to "A" Unit holders or $15.55 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $5,337,000 (approximately $3,734,000 to "A" Unit holders or $38.78 per limited partnership "A" Unit and approximately $1,586,000 to "B" Unit holders or $21.10 per limited partnership "B" Unit). Subsequent to December 31, 2000, the Partnership declared a distribution from operations of approximately $590,000 (approximately $47,000 to "A" Unit holders or $0.49 per limited partnership "A" Unit and approximately $537,000 to "B" Unit holders or $7.14 per limited partnership "B" Unit).

Note I - Sale of Investment Property

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,500,000. Approximately $5,337,000 of the proceeds were distributed to the partners during the year ended December 31, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,910,000 and an extraordinary loss on early extinguishment of debt was recorded of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The general partner of Multi-Benefit Realty Fund '87-1 (the "Partnership" or the "Registrant") is ConCap Equities, Inc. ("CEI" or the "General Partner"). The names of the directors and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$49,000  and  non-audit  services  (principally  tax-related)  of  approximately
$24,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as noted below, no person or entity was known to CEI to own of record or beneficially more than 5% of the Units of the Partnership as of December 31, 2000.

                                               Number of         Percent
                                                 Units           of Total

      AIMCO Properties LP (1)               32,347 A units        33.59%
         (an affiliate of AIMCO)            20,015 B units        26.63%

      Insignia Properties LP (2)             2,243 A units        2.33%
         (an affiliate of AIMCO)               210 B units        0.28%

      Madison River Properties LLC (2)      21,457 A units        22.29%
         (an affiliate of AIMCO)            13,822 B units        18.39%

      Cooper River Properties LLC (2)        5,183 A units        5.38%
         (an affiliate of AIMCO)             4,408 B units        5.87%

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

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2000, the following entity was known to CEI to be the beneficial owner of more than 5 percent of its common stock:

              Name and address         Number of CEI SHARES   Percent of Total

      Insignia Properties Trust (1)           100,000               100%

      (1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during each of the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees                          $ 228        $ 266
Reimbursement for services of affiliates            191          105
Partnership management fees                         135           38
Refinancing fee                                      39           --

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $228,000 and $266,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $191,000 and $105,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $135,000 and $38,000 were earned during the years ended December 31, 2000 and 1999, respectively, in association with the distributions.

An affiliate of the General Partner received $39,000 in conjunction with the refinancing of the mortgage encumbering Hunt Club Apartments in August 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,230 "A" and 38,455 "B" limited partnership units in the Partnership representing 63.59% and 51.17% of the outstanding "A" and "B" units, respectively. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.59% and 51.17% of the outstanding "A" and "B" units, respectively, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

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

10.21 Purchase and Sale Contract between Registrant and Carlin Manor Investors, Ltd., an Ohio Limited Liability Company, dated April 7, 2000. (Incorporated by reference to the Current Report on Form 8-K dated June 13, 2000.)

10.22 Multifamily Note dated August 31, 2000, by and between Hunt Club Associates, Ltd., a Texas limited partnership, and ARCS Commercial Mortgage Co., L.P., a California limited partnership relating to Hunt Club Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.)

11 Statement regarding computation of Net Income per Unit of Depositary Receipt (Incorporated by reference to Note A of
                  Item 7. Financial Statements of this Form 10-KSB).

16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992.)

16.1 Letter dated May 3, 1995, from Arthur Anderson to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995.)