Form 10QSB
period 2001-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 2001-05-10
CIK 802200

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  432
   Receivables and deposits                                                     158
   Restricted escrows                                                           268
   Other assets                                                                 260
   Investment properties:
       Land                                                  $ 1,447
       Buildings and related personal property                 17,344
                                                               18,791
       Less accumulated depreciation                           (9,924)        8,867
                                                                            $ 9,985
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 142
   Tenant security deposit liabilities                                           60
   Accrued property taxes                                                       219
   Other liabilities                                                            367
   Mortgage notes payable                                                     9,860

Partners' (Deficit) Capital
   General Partner                                            $ (123)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (4,720)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       4,180          (663)
                                                                            $ 9,985


            See Accompanying Notes to Consolidated Financial Statements


b)

                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2001          2000
Revenues:
  Rental income                                                    $ 886         $1,262
  Other income                                                         67            94
       Total revenues                                                 953         1,356

Expenses:
  Operating                                                           382           548
  General and administrative                                          115            40
  Depreciation                                                        209           287
  Interest                                                            196           247
  Property taxes                                                       61            91
       Total expenses                                                 963         1,213

Net (loss) income                                                  $ (10)        $ 143

Net (loss) income allocated to general partner                      $ --          $ 1
Net (loss) income allocated to limited partners                       (10)          142

                                                                   $ (10)        $ 143

Net (loss) income per limited partnership "A" and "B" units        $(0.06)       $ 0.83

Distributions per limited partnership "A" units                    $ 0.49         $ --
Distributions per limited partnership "B" units                    $ 7.14         $ --

            See Accompanying Notes to Consolidated Financial Statements


c)

                          MULTI-BENEFIT REALTY FUND '87-1

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                                                            Total
                                                                          Partners'
                                     General        Limited Partners      (Deficit)
                                     Partner     "A" Units   "B" Units     Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538     $ 17,245

Limited partnership units at
   December 31, 2000 and
   March 31, 2001                         --       96,284      75,152      171,436

Partners' (deficit) capital at
   December 31, 2000                  $ (117)     $(4,667)    $ 4,721       $ (63)

Distribution to partners                  (6)         (47)       (537)        (590)

Net loss for the three months
   ended March 31, 2001                   --           (6)         (4)         (10)

Partners' (deficit) capital
   at March 31, 2001                  $ (123)     $(4,720)    $ 4,180      $ (663)


            See Accompanying Notes to Consolidated Financial Statements


d)
                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                              $ (10)       $ 143
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     209          287
   Amortization of loan costs                                         9           16
   Change in accounts:
      Receivables and deposits                                      (73)          48
      Other assets                                                  (16)         (26)
      Accounts payable                                               75          (24)
      Tenant security deposit liabilities                             2            6
      Accrued property taxes                                         67          (30)
      Other liabilities                                              90         (181)
         Net cash provided by operating activities                  353          239

Cash flows from investing activities:
  Property improvements and replacements                           (216)         (71)
  Net withdrawals from restricted escrows                            13          145
         Net cash (used in) provided by investing
            activities                                             (203)          74

Cash flows from financing activities:
  Payments on mortgage notes payable                                (20)         (20)
  Distributions to partners                                        (590)        (427)
         Net cash used in financing activities                     (610)        (447)

Net decrease in cash and cash equivalents                          (460)        (134)

Cash and cash equivalents at beginning of period                    892        2,280

Cash and cash equivalents at end of period                       $ 432       $ 2,146

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 188        $ 231

At December 31, 2000, approximately $125,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements


e)

                          MULTI-BENEFIT REALTY FUND '87-1

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly-owned by Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting

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

The following transactions with the General Partner and/or its affiliates were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 48      $ 67
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             40        24
 Partnership management fee (included in general and
   administrative expense)                                          48        --

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $48,000 and $67,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $40,000 and $24,000 for the three months ended March 31, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $48,000 were earned during the three months ended March 31, 2001 in association with the distributions.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,580 "A" and 38,480 "B" limited partnership units in the Partnership representing 63.96% and 51.20% of the outstanding "A" and "B" units, respectively. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.96% and 51.20% of the outstanding "A" and "B" units, respectively, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid a cash distribution from operations of approximately $590,000 (approximately $47,000 to "A" Unit holders or $0.49 per limited partnership "A" Unit and approximately $537,000 to "B" Unit holders or $7.14 per limited partnership "B"
Unit). During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999 of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" unit limited partners. Subsequent to March 31, 2001, the Partnership declared distributions from operations of approximately $167,000 (approximately $82,000 to "A" Unit holders or $0.85 per limited partnership "A" Unit and approximately $82,000 to "B" Unit holders or $1.09 per limited partnership "B" Unit).

Note D - Sale of Investment Property

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,500,000. Approximately $5,337,000 of the proceeds were distributed to the partners during the year ended December 31, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,910,000 and an extraordinary loss on early extinguishment of debt was recorded of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs during the year ended December 31, 2000.

Note E - Refinancing of Mortgage Note Payable

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

Note F - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Hunt Club Apartments                          92%        95%
         Indianapolis, Indiana
      Shadow Brook Apartments                       97%        97%
         West Valley City, Utah

The General Partner attributes the decrease in occupancy at Hunt Club Apartments
to  increased   competition  in  the  area  and  to  other  properties  offering concessions.

Results of Operations

The Partnership had a net loss of approximately $10,000 for the three months ended March 31, 2001 as compared to net income of approximately $143,000 for the three months ended March 31, 2000. The decrease in net income for the three month period ended March 31, 2001 is primarily attributable to a decrease in total revenues partially offset by a decrease in total expenses resulting from the sale of Carlin Manor Apartments in June 2000 as discussed below.

Excluding the operations of Carlin Manor Apartments, the Partnership had a net loss of approximately $10,000 for the three months ended March 31, 2001 compared to net income of approximately $57,000 for the comparable period in 2000. The decrease in net income for the three months ended March 31, 2001 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in other income partially offset by an increase in rental income. Other income decreased as a result of decreased interest income due to lower average cash balances in interest bearing accounts and decreased telephone commissions primarily at Shadow Brook Apartments. Rental income increased due primarily to increased average rental rates at both of the Partnership's properties despite a decrease in occupancy at Hunt Club Apartments.

Excluding the operations of Carlin Manor, total expenses increased for the three month period ended March 31, 2001 due to increased depreciation and general and administrative expenses partially offset by decreased operating expenses. Depreciation expense increased primarily due to property improvements and replacements completed during the past twelve months. General and administrative expenses increased primarily due to the payment of Partnership management fees on distributions from operations during 2001. General and administrative expenses also increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and increased professional fees necessary to manage the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses decreased primarily due to reduced payroll bonuses and reduced maintenance expenses at both of the Partnership's properties and reduced manager salaries at Hunt Club Apartments.

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,500,000. Approximately $5,337,000 of the proceeds were distributed to the partners during the year ended December 31, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,910,000 and there was an extraordinary loss on early extinguishment of debt of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs during the year ended December 31, 2000.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $432,000 as compared to approximately $2,146,000 at March 31, 2000. Cash and cash equivalents decreased approximately $460,000 for the three months ended March 31, 2001, from the Partnership's year ended December 31, 2000, due to approximately $610,000 of cash used in financing activities and approximately $203,000 of cash used in investing activities which were partially offset by approximately $353,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, of payments of principal made on the mortgage encumbering Hunt Club Apartments. Cash used in investing activities consisted of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lender.

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

Hunt Club

Approximately $147,000 was budgeted for capital improvements for the year 2001 at Hunt Club Apartments consisting primarily of carpet and tile replacements, appliances, and water heater replacements. During the three months ended March 31, 2001, the Partnership completed approximately $74,000 of capital improvements at Hunt Club Apartments consisting primarily of appliances, carpet replacements, structural improvements, telephones, and water heater replacements. These improvements were funded from operating cash flow and replacement reserves.

Shadow Brook

Approximately $91,000 was budgeted for capital improvements for the year 2001 at Shadow Brook Apartments consisting primarily of carpet and vinyl replacements, major landscaping, and appliances. During the three months ended March 31, 2001, the Partnership completed approximately $17,000 of capital improvements at Shadow Brook Apartments, consisting primarily of carpet and vinyl replacements, office computers, and major landscaping. These improvements were funded from operating cash flow.

The additional capital expenditures for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,860,000 is amortized over varying periods with Shadow Brook Apartments' mortgage requiring a balloon payment in November 2003. Hunt Club Apartments' mortgage indebtedness is amortized over 20 years and matures September 1, 2020. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid a cash distribution from operations of approximately $590,000 (approximately $47,000 to "A" Unit holders or $0.49 per limited partnership "A" Unit and approximately $537,000 to "B" Unit holders or $7.14 per limited partnership "B"
Unit). During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999 of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" unit limited partners. Subsequent to March 31, 2001, the Partnership declared distributions from operations of approximately $167,000 (approximately $82,000 to "A" Unit holders or $0.85 per limited partnership "A" Unit and approximately $82,000 to "B" Unit holders or $1.09 per limited partnership "B" Unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K filed during the first quarter of 2001:

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