Form 10QSB
period 2001-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 2001-08-09
CIK 802200

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

                    For the quarterly period ended June 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                          MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  390
   Receivables and deposits                                                     150
   Restricted escrows                                                           146
   Other assets                                                                 256
   Investment properties:
       Land                                                  $ 1,447
       Buildings and related personal property                 17,399
                                                               18,846
       Less accumulated depreciation                          (10,136)        8,710
                                                                            $ 9,652
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 47
   Tenant security deposit liabilities                                           56
   Accrued property taxes                                                       211
   Other liabilities                                                            288
   Mortgage notes payable                                                     9,839

Partners' (Deficit) Capital
   General Partner                                            $ (125)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (4,780)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       4,116          (789)
                                                                            $ 9,652


            See Accompanying Notes to Consolidated Financial Statements

b)
                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                       2001         2000         2001        2000
Revenues:
  Rental income                        $ 889       $ 1,123     $ 1,775      $ 2,385
  Other income                             69          119         136          213
  Gain on sale of investment
    property                               --        4,814          --        4,814
      Total revenues                      958        6,056       1,911        7,412

Expenses:
  Operating                               352          555         734        1,103
  General and administrative               86          168         201          208
  Depreciation                            212          291         421          578
  Interest                                199          234         395          481
  Property taxes                           68           74         129          165
      Total expenses                      917        1,322       1,880        2,535

Income before extraordinary loss
  on early extinguishment of debt          41        4,734          31        4,877
Extraordinary loss on early
  extinguishment of debt                   --         (105)         --         (105)

Net income                             $ 41        $ 4,629       $ 31       $ 4,772

Net income allocated to general
  Partner (1%)                         $ --         $ 47         $ --        $ 48
Net income allocated to limited
  Partners (99%)                           41        4,582          31        4,724

                                       $ 41        $ 4,629       $ 31       $ 4,772
Per limited partnership "A" and "B" units:
    Income before extraordinary
     loss on early extinguishment
     of debt                          $ 0.24       $ 27.33      $ 0.18      $ 28.16
    Extraordinary loss on early
     extinguishment of debt                --        (0.60)         --        (0.60)

Net income                            $ 0.24       $ 26.73      $ 0.18      $ 27.56

Distributions per limited
  partnership "A" units               $ 0.86       $ 44.37      $ 1.35      $ 44.37
Distributions per limited
  partnership "B" units               $ 1.10       $ 16.22      $ 8.24      $ 16.22

            See Accompanying Notes to Consolidated Financial Statements

c)

                          MULTI-BENEFIT REALTY FUND '87-1

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                             Total
                                                                           Partners'
                                     General        Limited Partners       (Deficit)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2000 and
   June 30, 2001                           --      96,284       75,152      171,436

Partners' (deficit) capital at
   December 31, 2000                  $ (117)    $ (4,667)    $ 4,721        $ (63)

Distributions to partners                  (8)       (130)        (619)        (757)

Net income for the six months
   ended June 30, 2001                     --          17           14           31

Partners' (deficit) capital
   at June 30, 2001                   $ (125)    $ (4,780)    $ 4,116       $ (789)


            See Accompanying Notes to Consolidated Financial Statements


d)

                          MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 31       $ 4,772
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     421          578
   Amortization of loan costs                                        19           31
   Gain on sale of investment property                               --       (4,814)
   Extraordinary loss on early extinguishment of debt                --          105
   Change in accounts:
      Receivables and deposits                                      (65)          14
      Other assets                                                  (22)         (17)
      Accounts payable                                              (20)         (65)
      Tenant security deposit liabilities                            (2)         (33)
      Accrued property taxes                                         59         (128)
      Other liabilities                                              11         (283)
         Net cash provided by operating activities                  432          160

Cash flows from investing activities:
  Property improvements and replacements                           (271)        (212)
  Net withdrawals from restricted escrows                           135          190
  Proceeds from sale of investment property                          --        8,005
         Net cash (used in) provided by investing
            activities                                             (136)       7,983

Cash flows from financing activities:
  Payments on mortgage notes payable                                (41)         (41)
  Repayment of mortgage note payable                                 --       (2,500)
  Prepayment penalty paid                                            --          (62)
  Distributions to partners                                        (757)      (5,945)
         Net cash used in financing activities                     (798)      (8,548)

Net decrease in cash and cash equivalents                          (502)        (405)

Cash and cash equivalents at beginning of period                    892        2,280
Cash and cash equivalents at end of period                       $ 390       $ 1,875

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 375        $ 477

At December 31, 2000, approximately $125,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                          MULTI-BENEFIT REALTY FUND '87-1

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the General Partner and/or its affiliates were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 96      $133
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                            108        57
 Partnership management fee (included in general and
   administrative expense)                                          67        91

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $96,000 and $133,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $108,000 and $57,000 for the six months ended June 30, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $67,000 and $91,000 were paid for the six months ended June 30, 2001 and 2000, respectively, in association with the distributions.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,630 "A" and 38,532 "B" limited partnership units in the Partnership representing 64.01% and 51.27% of the outstanding "A" and "B" units, respectively. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.01% and 51.27% of the outstanding "A" and "B" units, respectively, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid cash distributions from operations of approximately $757,000 (approximately $130,000 to "A" Unit holders or $1.35 per limited partnership "A" Unit and approximately $619,000 to "B" Unit holders or $8.24 per limited partnership "B"
Unit). During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. In addition, the Partnership declared and paid distributions from operations of approximately $1,018,000 (approximately $1,008,000 to "A" Unit holders or $10.47 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $4,500,000 (approximately $3,264,000 to "A" Unit holders or $33.90 per limited partnership "A" Unit and approximately $1,219,000 to "B" Unit holders or $16.22 per limited partnership "B" Unit).

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

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Hunt Club Apartments                          92%        94%
         Indianapolis, Indiana
      Shadow Brook Apartments                       97%        97%
         West Valley City, Utah

Results of Operations

The Partnership had net income of approximately $31,000 for the six months ended June 30, 2001 as compared to approximately $4,772,000 for the six months ended June 30, 2000. For the three months ended June 30, 2001, the Partnership had net income of approximately $41,000 as compared to net income of approximately $4,629,000 for the three months ended June 30, 2000. The decrease in net income for both the three and six month periods ended June 30, 2001 is primarily attributable to the gain recorded on the sale of Carlin Manor Apartments as discussed below and a decrease in total revenues partially offset by a decrease in total expenses resulting from the sale of Carlin Manor Apartments.

Excluding the  operations of Carlin Manor  Apartments as well as the gain on the sale  and the  extraordinary  loss on the  early  extinguishment  of the debt at
Carlin Manor, the Partnership had net income of approximately $15,000 for the six months ended June 30, 2001 compared to no income or loss for the comparable period in 2000. For the three months ended June 30, 2001 the Partnership had net income of approximately $25,000 compared to a net loss of approximately $57,000 for the three months ended June 30, 2000. The increase in net income for the six months ended June 30, 2001 is due to a decrease in total expenses partially offset by a slight decrease in total revenues. The increase in net income for the three months ended June 30, 2001 is due to a decrease in total expenses and a slight increase in total revenues. The slight decrease in total revenues for the six months ended June 30, 2001 is due to a decrease in other income partially offset by an increase in rental income. The slight increase in total revenues for the three months ended June 30, 2001 is due to an increase in rental income partially offset by a decrease in other income. Other income decreased for the three and six months ended June 30, 2001 as a result of decreased interest income due to lower average cash balances in interest bearing accounts and decreased telephone commissions primarily at Shadow Brook Apartments partially offset by increased utility reimbursements at both properties. Rental income increased for the three and six months ended June 30, 2001 due primarily to an increase in average rental rates at both of the Partnership's properties which more than offset the decrease in occupancy at Hunt Club Apartments.

Excluding the operations of Carlin Manor, total expenses decreased for the three and six month periods ended June 30, 2001 due to decreased operating and general and administrative expenses partially offset by increased depreciation expense. Operating expenses decreased primarily due to reduced manager salaries, reduced expenses associated with the rental of apartments to employees, and reduced maintenance expenses at both of the Partnership's properties. General and administrative expenses decreased primarily due to a decrease in the payment of Partnership management fees due to reduced distributions from operations during 2001 and also decreased due to decreased professional fees necessary to manage the Partnership. These decreases were partially offset by an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2001 and 2000, are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased primarily due to property improvements and replacements completed during the past twelve months.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $390,000 as compared to approximately $1,875,000 at June 30, 2000. Cash and cash equivalents decreased approximately $502,000 for the six months ended June 30, 2001, from December 31, 2000, due to approximately $136,000 of cash used in investing activities and approximately $798,000 of cash used in financing activities, which was partially offset by approximately $432,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, of payments of principal made on the mortgage encumbering Hunt Club Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunt Club

Approximately $147,000 was budgeted for capital improvements for the year 2001 at Hunt Club Apartments consisting primarily of carpet and tile replacements, appliances, and water heater replacements. During the six months ended June 30, 2001, the Partnership completed approximately $93,000 of capital improvements at Hunt Club Apartments, consisting primarily of appliances, carpet replacements, structural improvements, telephones, and water heater replacements. These improvements were funded from replacement reserves.

Shadow Brook

Approximately $91,000 was budgeted for capital improvements for the year 2001 at Shadow Brook Apartments consisting primarily of carpet and vinyl replacements, major landscaping, and appliances. During the six months ended June 30, 2001, the Partnership completed approximately $53,000 of capital improvements at Shadow Brook Apartments, consisting primarily of office computers, electrical upgrades, carpet and vinyl replacements, and appliances. These improvements were funded from operating cash flow and replacement reserves.

The additional capital expenditures for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Shadow Brook Apartments' mortgage of $6,000,000 requires interest only payments and a balloon payment in November 2003. Hunt Club Apartments' mortgage indebtedness of approximately $3,839,000 is amortized over 20 years and matures September 1, 2020 with no balloon payment. The General Partner will attempt to refinance the Shadow Brook Apartments indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid cash distributions from operations of approximately $757,000 (approximately $130,000 to "A" Unit holders or $1.35 per limited partnership "A" Unit and approximately $619,000 to "B" Unit holders or $8.24 per limited partnership "B"
Unit). During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. In addition, the Partnership declared and paid distributions from operations of approximately $1,018,000 (approximately $1,008,000 to "A" Unit holders or $10.47 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $4,500,000 (approximately $3,264,000 to "A" Unit holders or $33.90 per limited partnership "A" Unit and approximately $1,219,000 to "B" Unit holders or $16.22 per limited partnership "B" Unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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