Form 10QSB
period 2001-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 2001-11-13
CIK 802200

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                       MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001

Assets
   Cash and cash equivalents                                                 $  431
   Receivables and deposits                                                     421
   Restricted escrows                                                           111
   Other assets                                                                 471
   Investment properties:
       Land                                                  $ 1,447
       Buildings and related personal property                 17,610
                                                               19,057
       Less accumulated depreciation                          (10,344)        8,713
                                                                           $ 10,147
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 83
   Tenant security deposit liabilities                                           51
   Accrued property taxes                                                       272
   Other liabilities                                                            258
   Mortgage notes payable                                                    12,593

Partners' (Deficit) Capital
   General Partner                                            $ (125)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (6,083)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       3,098        (3,110)
                                                                           $ 10,147


         See Accompanying Notes to Consolidated Financial Statements


b)
                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                         2001          2000        2001        2000
Revenues:
  Rental income                          $ 876        $ 860       $ 2,651     $ 3,245
  Other income                               72           79          208         292
  (Loss) gain on sale of investment
    property                                 --           (4)          --       4,810
      Total revenues                        948          935        2,859       8,347

Expenses:
  Operating                                 395          369        1,129       1,472
  General and administrative                 60           98          261         306
  Depreciation                              208          197          629         775
  Interest                                  213          198          608         679
  Property taxes                             61           57          190         222
      Total expenses                        937          919        2,817       3,454

Income before extraordinary loss             11           16           42       4,893
Extraordinary loss on early
  extinguishment of debt                    (47)          (3)         (47)       (108)

Net (loss) income                        $ (36)        $ 13        $ (5)      $ 4,785

Net (loss) income allocated to
  general partner (1%)                   $ --          $ --        $ --        $ 48
Net (loss) income allocated to
  limited partners (99%)                    (36)          13           (5)      4,737

                                         $ (36)        $ 13        $ (5)      $ 4,785
Per limited partnership "A" and "B" units:
    Income before extraordinary
     loss                               $ 0.06        $ 0.09      $ 0.24      $ 28.25
    Extraordinary loss on early
     extinguishment of debt               (0.27)       (0.01)       (0.27)      (0.62)

Net (loss) income                       $ (0.21)      $ 0.08      $ (0.03)    $ 27.63

Distributions per limited
  partnership "A" units                 $ 13.33        $ --       $ 14.68     $ 44.37
Distributions per limited
  partnership "B" units                 $ 13.33        $ --       $ 21.57     $ 16.22

         See Accompanying Notes to Consolidated Financial Statements


c)

                       MULTI-BENEFIT REALTY FUND '87-1

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)

                                                                             Total
                                                                           Partners'
                                     General        Limited Partners       (Deficit)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2000 and
   September 30, 2001                      --      96,284       75,152      171,436

Partners' (deficit) capital at
   December 31, 2000                  $ (117)    $ (4,667)    $ 4,721        $ (63)

Distributions to partners                  (8)     (1,413)      (1,621)      (3,042)

Net loss for the nine months
   ended September 30, 2001                --          (3)          (2)          (5)

Partners' (deficit) capital
   at September 30, 2001              $ (125)    $ (6,083)    $ 3,098      $ (3,110)

         See Accompanying Notes to Consolidated Financial Statements


d)

                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                               $ (5)      $ 4,785
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     629          775
   Amortization of loan costs                                        28           42
   Gain on sale of investment property                               --       (4,810)
   Extraordinary loss on early extinguishment of debt                47          108
   Change in accounts:
      Receivables and deposits                                     (336)         (12)
      Other assets                                                  (12)          (1)
      Accounts payable                                               16         (189)
      Tenant security deposit liabilities                            (7)         (35)
      Accrued property taxes                                        120          (71)
      Other liabilities                                             (19)        (166)
         Net cash provided by operating activities                  461          426

Cash flows from investing activities:
  Property improvements and replacements                           (482)        (287)
  Net withdrawals from (deposits to) restricted escrows             170          (14)
  Proceeds from sale of investment property                          --        8,005
         Net cash (used in) provided by investing
            activities                                             (312)       7,704

Cash flows from financing activities:
  Payments on mortgage notes payable                                (62)         (55)
  Repayment of mortgage notes payable                            (6,000)      (6,082)
  Proceeds from mortgage notes payable                            8,775        3,900
  Prepayment penalty paid                                            --          (62)
  Loan costs paid                                                  (281)        (157)
  Distributions to partners                                      (3,042)      (5,945)
         Net cash used in financing activities                     (610)      (8,401)

Net decrease in cash and cash equivalents                          (461)        (271)

Cash and cash equivalents at beginning of period                    892        2,280
Cash and cash equivalents at end of period                       $ 431       $ 2,009

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 564        $ 663

At December 31, 2000, approximately $125,000 of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements


e)

                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements of the Registrant include its 99% limited partnership interest in Hunt Club Associates, Ltd. The general partner of this partnership is the General Partner. The Partnership may remove the general partner of Hunt Club Associates, Ltd.; therefore, this partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

The following transactions with the General Partner and/or its affiliates were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $144      $181
 Reimbursement for services of affiliates (included in
   general and administrative expenses and investment
   properties)                                                     313       130
 Partnership management fee (included in general and
   administrative expense)                                          67        91
 Refinancing fee (included in other assets)                         88        39

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $144,000 and $181,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $313,000 and $130,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts for the nine months ended September 30, 2001 is approximately $170,000 of construction service reimbursements.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $67,000 and $91,000 were paid for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received approximately $88,000 for services provided in conjunction with the refinancing of the mortgage encumbering Shadow Brook Apartments in August 2001 and $39,000 for services provided in conjunction with the refinancing of the mortgage encumbering Hunt Club Apartments in August 2000 (see "Note E"). These costs were capitalized and are included in other assets on the consolidated balance sheet.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,650 "A" and 38,612 "B" limited partnership units in the Partnership representing 64.03% and 51.38% of the outstanding "A" and "B" Units, respectively. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, Unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.03% and 51.38% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid cash distributions of approximately $3,042,000 (approximately $1,413,000 to "A" Unit holders or $14.68 per limited partnership "A" Unit and approximately $1,621,000 to "B" Unit holders or $21.57 per limited partnership "B" Unit) of which approximately $757,000 (approximately $130,000 to "A" Unit holders or $1.35 per limited partnership "A" Unit and approximately $619,000 to "B" Unit holders or $8.24 per limited partnership "B" Unit) was from operations and approximately $2,285,000 (approximately $1,283,000 to "A" Unit holders or $13.33 per limited partnership "A" Unit and approximately $1,002,000 to "B" Unit holders or $13.33 per limited partnership "B" Unit) was from proceeds from the refinance of Shadow Brook Apartments in August 2001. During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. In addition, the Partnership declared and paid distributions from operations of approximately $1,018,000 (approximately $1,008,000 to "A" Unit holders or $10.47 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $4,500,000 (approximately $3,264,000 to "A" Unit holders or $33.90 per limited partnership "A" Unit and approximately $1,219,000 to "B" Unit holders or $16.22 per limited partnership "B" Unit).

Note D - Sale of Investment Property

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of $2,500,000. Approximately
$5,337,000 of the proceeds were distributed to the partners during the year ended December 31, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,810,000 and there was an extraordinary loss on early extinguishment of debt of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Note E - Refinancing of Mortgage Notes Payable

On August 31, 2001, the Partnership refinanced the mortgage encumbering Shadow Brook Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage of $8,775,000. The new mortgage carries a stated interest rate of 7.10% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $281,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

On August 31, 2000, the  Partnership  refinanced the mortgage  encumbering  Hunt
Club Apartments. The refinancing replaced indebtedness of approximately $3,582,000 with a new mortgage of $3,900,000. The new mortgage carries a stated interest rate of 8.05% as compared to the 8.30% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $239,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $3,000 due to the write-off of unamortized loan costs.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Hunt Club Apartments                          91%        94%
         Indianapolis, Indiana
      Shadow Brook Apartments                       97%        97%
         West Valley City, Utah

The General Partner attributes the decrease in occupancy at Hunt Club Apartments to increased competition in Indianapolis, Indiana.

Results of Operations

The Partnership had a net loss of approximately $5,000 for the nine months ended September 30, 2001 as compared to net income of approximately $4,785,000 for the nine months ended September 30, 2000. For the three months ended September 30, 2001, the Partnership had a net loss of approximately $36,000 as compared to net income of approximately $13,000 for the three months ended September 30, 2000. The decrease in net income for the nine month period ended September 30, 2001 is primarily attributable to the gain recorded on the sale of Carlin Manor Apartments during 2000 as discussed below and a decrease in total revenues partially offset by a decrease in total expenses resulting from the sale of Carlin Manor Apartments.

Excluding the operations and sale of Carlin Manor Apartments, the Partnership had a net loss of approximately $21,000 for the nine months ended September 30, 2001 compared to net income of approximately $83,000 for the nine months ended September 30, 2000. For the three months ended September 30, 2001 the Partnership had a net loss of approximately $36,000 compared to net income of approximately $83,000 for the three months ended September 30, 2000. The decrease in net income for the three and nine months ended September 30, 2001 is due to a decrease in total revenues, an increase in total expenses, and an increase in the extraordinary loss on early extinguishment of debt due to the refinance of Shadow Brook Apartments in August 2001. The decrease in total revenues for the nine months ended September 30, 2001 is due to a decrease in other income partially offset by an increase in rental income. The decrease in total revenues for the three months ended September 30, 2001 is due to a decrease in rental and other income. Other income decreased for the three and nine months ended September 30, 2001 as a result of decreased interest income due to lower average cash balances in interest bearing accounts and decreased telephone commissions primarily at Shadow Brook Apartments partially offset by increased utility reimbursements at both properties. Rental income increased for the nine months ended September 30, 2001 due primarily to an increase in average rental rates at both of the Partnership's properties partially offset by reduced occupancy at Hunt Club Apartments. Rental income decreased for the three months ended September 30, 2001 due to the decrease in occupancy at Hunt Club Apartments, partially offset by increased rental rates at both of the Partnership's properties.

Excluding the operations of Carlin Manor, total expenses increased for the three and nine month periods ended September 30, 2001 due to increased operating, depreciation, interest, and property tax expenses partially offset by decreased general and administrative expenses. Operating expenses increased primarily due to increased utility expenses primarily at Hunt Club Apartments and increased insurance expenses at both of the Partnership's properties partially offset by reduced maintenance expenses at both of the Partnership properties. Depreciation expense increased primarily due to property improvements and replacements completed during the past twelve months. Interest expense increased due to the refinancing of Hunt Club Apartments in August 2000 and the refinancing of Shadow Brook Apartments in August 2001 which increased the debt balances at the properties. Property tax expense increased due to a property tax refund received during 2000 at Hunt Club Apartments. General and administrative expenses decreased primarily due to a decrease in the payment of Partnership management fees due to reduced distributions from operations during 2001, decreased professional fees necessary to manage the Partnership, and a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2001 and 2000, are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On June 12, 2000, the Partnership sold Carlin Manor Apartments to an unaffiliated third party for $8,100,000. After payment of closing costs of approximately $95,000, the net sales proceeds received by the Partnership were approximately $8,005,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of $2,500,000. Approximately
$5,337,000 of the proceeds were distributed to the partners during the year ended December 31, 2000. The remaining proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale was approximately $4,810,000 and there was an extraordinary loss on early extinguishment of debt of approximately $105,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $431,000 as compared to approximately $2,009,000 at September 30, 2000. Cash and cash equivalents decreased approximately $461,000 since December 31, 2000, due to approximately $312,000 of cash used in investing activities and approximately $610,000 of cash used in financing activities, which was partially offset by approximately $461,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners, the repayment of the mortgage encumbering Shadow Brook Apartments, loan costs paid, and payments of principal made on the mortgage encumbering Hunt Club Apartments which were partially offset by the proceeds received from the refinancing of Shadow Brook Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Shadow Brook Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage of $8,775,000. The new mortgage carries a stated interest rate of 7.10% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $281,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

On August 31, 2000, the  Partnership  refinanced the mortgage  encumbering  Hunt
Club Apartments. The refinancing replaced indebtedness of approximately $3,582,000 with a new mortgage of $3,900,000. The new mortgage carries a stated interest rate of 8.05% as compared to the 8.30% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2020 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $239,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $3,000 due to the write-off of unamortized loan costs.

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

Hunt Club

Approximately $239,000 was budgeted for capital improvements for the year 2001 at Hunt Club Apartments consisting primarily of carpet and tile replacements, appliances, and water heater replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $195,000 of capital improvements at Hunt Club Apartments, consisting primarily of carpet and tile replacements, appliances, structural improvements, and water heater replacements. These improvements were funded from operating cash flow and replacement reserves.

Shadow Brook

Approximately $196,000 was budgeted for capital improvements for the year 2001 at Shadow Brook Apartments consisting primarily of carpet and vinyl replacements, major landscaping, and appliances. During the nine months ended September 30, 2001, the Partnership completed approximately $162,000 of capital improvements at Shadow Brook Apartments, consisting primarily of office computers, major landscaping, electrical upgrades, carpet and vinyl replacements, and appliances. These improvements were funded from operating cash flow and replacement reserves.

The additional capital expenditures for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,593,000 is amortized over 20 years and matures in September 2020 and 2021 for Hunt Club Apartments and Shadow Brook Apartments, respectively, at which time it will be fully amortized.

During the nine months ended September 30, 2001, the Partnership declared and paid cash distributions of approximately $3,042,000 (approximately $1,413,000 to "A" Unit holders or $14.68 per limited partnership "A" Unit and approximately $1,621,000 to "B" Unit holders or $21.57 per limited partnership "B" Unit) of which approximately $757,000 (approximately $130,000 to "A" Unit holders or $1.35 per limited partnership "A" Unit and approximately $619,000 to "B" Unit holders or $8.24 per limited partnership "B" Unit) was from operations and approximately $2,285,000 (approximately $1,283,000 to "A" Unit holders or $13.33 per limited partnership "A" Unit and approximately $1,002,000 to "B" Unit holders or $13.33 per limited partnership "B" Unit) was from proceeds from the refinance of Shadow Brook Apartments in August 2001. During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 of which approximately $423,000 ($4.39 per limited partnership "A" Unit) was paid to the "A" Unit limited partners. In addition, the Partnership declared and paid distributions from operations of approximately $1,018,000 (approximately $1,008,000 to "A" Unit holders or $10.47 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $4,500,000 (approximately $3,264,000 to "A" Unit holders or $33.90 per limited partnership "A" Unit and approximately $1,219,000 to "B" Unit holders or $16.22 per limited partnership "B" Unit). The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 61,650 "A" and 38,612 "B" limited partnership units in the Partnership representing 64.03% and 51.38% of the outstanding "A" and "B" Units, respectively. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, Unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.03% and 51.38% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.23, Multifamily Note dated August 31, 2001, by and between Multi-Benefit Realty Fund '87-1, a California limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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



                                    MULTI-BENEFIT REALTY FUND '87-1


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                                                        FHLMC Loan No. 002652579
                                                         Shadow Brook Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $8,775,000.00                                         As of August 30, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Eight Million Seven Hundred Seventy-Five Thousand and 00/100 Dollars (US $8,775,000.00), with interest on the unpaid principal balance at the annual rate of seven and one hundred thousandths percent (7.100%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Sixty-Eight Thousand Five Hundred Sixty and 20/100 Dollars (US
$68,560.20), shall be payable on the first day of each month beginning on October 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on September 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

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

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

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

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.





                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   MULTI-BENEFIT REALTY FUND '87-1, A CALIFORNIA LIMITED PARTNERSHIP, a California limited partnership

                                    By:   CONCAP Equities, Inc., a Delaware
                                          corporation, its general partner




                                          By:_________________________________
                                              Patti K. Fielding
                                              Senior Vice President


                                   94-2653686
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF _____________, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                    EXHIBIT A

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

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.