Form 10KSB
period 2001-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 2002-04-01
CIK 802200

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $3,860,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized on September 8, 1986, as a limited partnership under the California Revised Limited Partnership Act. ConCap Equities, Inc. ("CEI") is the general partner of the Partnership (see additional information below). CEI (the "General Partner") is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"), which acquired the stock through two transactions in December 1994 and October 1995. Effective February 26, 1999, IPT was merged into AIMCO.

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

                             Gross
                            Carrying   Accumulated                        Federal
Property                     Value    Depreciation    Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Hunt Club Apartments        $ 7,867      $ 4,853      5-30     S/L        $ 3,923
Shadow Brook Apartments      11,264        5,702      5-30     S/L          5,739

  Total                     $19,131      $10,555                          $ 9,662

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                         Principal
                       Balance At      Stated                             Balance
                      December 31,    Interest    Period    Maturity       Due At
Property                  2001          Rate     Amortized    Date      Maturity (1)
                     (in thousands)                                    (in thousands)
Hunt Club
  1st mortgage          $ 3,796        8.05%     20 years     09/20         $ --
Shadow Brook
  1st mortgage            8,725        7.10%     20 years     09/21           --

                        $12,521                                             $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Shadow Brook Apartments. The refinancing replaced indebtedness of $6,000,000 with a new mortgage of $8,775,000. The new mortgage carries a stated interest rate of 7.10% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $281,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

Schedule of Rental Rate and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                   Average Annual               Average Annual
                                     Rental Rate                  Occupancy
                                     (per unit)
Property                         2001           2000          2001          2000

Hunt Club Apartments            $8,018         $7,861          92%          94%
Shadow Brook Apartments          7,257          7,186          97%          97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                                2001            2001
                                               Billing          Rate
                                           (in thousands)

       Hunt Club Apartments                     $152           10.15%
       Shadow Brook Apartments                   104            1.43%

Capital Improvements

Hunt Club

During the year ended December 31, 2001, the Partnership spent approximately $245,000 on capital improvements consisting primarily of parking lot improvements, water heater replacements and carpet replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Shadow Brook

During the year ended December 31, 2001, the Partnership spent approximately $186,000 on capital improvements consisting primarily of major landscaping, washer and dryer replacements and carpet replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $90,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Partners

During the quarter ended December 31, 2001, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Depository Receipts and Related Security Holder Matters

(A) No established public trading market has developed for the Units of Depository Receipts ("Units") and it is not anticipated that such a market will develop in the future.

(B)   Title of Class:                     Number of Record Unit holders:

      Units of Depositary Receipts
               A Units                    385 as of December 31, 2001
               B Units                    528 as of December 31, 2001

      The Partnership offered and sold 172,436 "A" and "B" Units. At December 31, 2001, the Partnership had 96,284 "A" Units and 75,152 "B" Units outstanding. Affiliates of the General Partner held 61,880 "A" Units (64.27%) and 38,617 "B" Units (51.39%) at December 31, 2001.

(C) The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details).

                                               Distributions
                                                Per Limited       Per Limited
                                Aggregate     Partnership "A"    Partnership "B"

    01/01/00 - 12/31/00       $6,849,000 (1)        $54.33            $21.10
    01/01/01 - 12/31/01        3,397,000 (2)         28.76              8.24

(1) Distribution consists of $1,512,000 of cash from operations and $5,337,000 of cash from the sale proceeds of Carlin Manor Apartments.

(2) Consists of $898,000 of cash from operations and $2,499,000 of cash from the refinancing proceeds of Shadow Brook.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at December 31, 2001 the "B" Unit holders have been overpaid approximately $1,422,000 (approximately $18.92 per limited partnership "B" unit). Approximately $1,397,000 of this amount is due to the "A" Unit holders (approximately $14.51 per limited partnership "A" unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" Unit holders until the "A" Unit holders receive the correct priority return.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods. See "Item 2. Description of Properties-Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,880 "A" and 38,617 "B" Units of Depository Receipts ("Units") in the Partnership representing 64.27% and 51.39% of the outstanding "A" and "B" Units, respectively at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.27% and 51.39% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership had net income of approximately $77,000 for the year ended December 31, 2001 as compared to approximately $4,865,000 for the year ended December 31, 2000. The decrease in net income is primarily attributable to the gain recorded on the sale of Carlin Manor Apartments during 2000.

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

Excluding the operations and sale of Carlin Manor Apartments, the Partnership had net income of approximately $52,000 for the year ended December 31, 2001 compared to net income of approximately $102,000 for the year ended December 31, 2000. The decrease in net income was largely due to the extraordinary loss on early extinguishment of debt relating to the refinancing of Shadow Brook Apartments during 2001 (see discussion in "Liquidity and Capital Resources"). The Partnership had income before extraordinary item of approximately $99,000 for the year ended December 31, 2001 compared to approximately $105,000 for the year ended December 31, 2000. The decrease in income before extraordinary item for the year ended December 31, 2001 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is due to increases in other income partially offset by a slight decrease in rental income. Other income increased primarily due to increased utility reimbursements at both properties, late charges at Hunt Club Apartments and corporate unit rent at Shadow Brook Apartments, which were partially offset by decreases in telephone commissions at Shadow Brook Apartments and interest income due to lower average cash balances in interest bearing accounts. Rental income decreased primarily due to decreases in occupancy at Hunt Club Apartments, increased concessions at Shadow Brook Apartments and increased bad debt expense at Hunt Club Apartments. These decreases were partially offset by increases in the average rental rate at both properties.

Excluding the operations of and sale of Carlin Manor, total expenses increased for the year ended December 31, 2001 due to increased operating, depreciation and interest expenses partially offset by decreased general and administrative expenses. Operating expenses increased primarily due to increased insurance expense at both of the Partnership's properties, increased utility charges primarily at Hunt Club Apartments and increased corporate unit expenses at Shadow Brook Apartments, partially offset by reduced maintenance expenses at both of the Partnership's properties. Depreciation expense increased primarily due to property improvements and replacements completed during the past twelve months. Interest expense increased due to the refinancing of the mortgage encumbering Shadow Brook Apartments in August 2001 and Hunt Club Apartments in August 2000, which increased the average debt balance at the properties. General and administrative expenses decreased primarily due to decreases in Partnership management fees on distributions, the cost of services included in the management reimbursements to the General Partner as allowed under the
Partnership Agreement and professional expenses necessary to manage the Partnership. Also included in general and administrative expenses for the years ended December 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $342,000 as compared to approximately $892,000 at December 31, 2000. Cash and cash equivalents decreased approximately $550,000 from December 31, 2000, due to approximately $1,037,000 of cash used in financing activities and approximately $387,000 of cash used in investing activities, which was partially offset by approximately $874,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the repayment of the mortgage encumbering Shadow Brook Apartments and distributions to partners, and to a lesser extent, loan costs paid and payments of principal made on the Partnership's mortgages partially offset by the proceeds received from the refinancing of Shadow Brook Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Shadow Brook Apartments. The refinancing replaced indebtedness of $6,000,000 with a new mortgage of $8,775,000. The new mortgage carries a stated interest rate of 7.10% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $281,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

On August 31, 2000, the  Partnership  refinanced the mortgage  encumbering  Hunt
Club Apartments. The refinancing replaced indebtedness of approximately $3,582,000 with a new mortgage of $3,900,000. The new mortgage carries a stated interest rate of 8.05% as compared to the 8.30% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2020. In addition, the Partnership was required to establish a repair escrow of approximately $239,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $3,000 due to the write-off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of both of its properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $300 per unit or $150,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures for the year 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,521,000 is amortized over 20 years and matures on September 1, 2020 and September 1, 2021 at which time the loans are scheduled to be fully amortized.

During the year ended December 31, 2001, the Registrant declared and paid distributions of approximately $3,397,000 (approximately $2,769,000 to "A" Unit holders or $28.76 per limited partnership "A" Unit and approximately $619,000 to "B" Unit holders or $8.24 per limited partnership "B" Unit) of which approximately $898,000 (approximately $270,000 to "A" Unit holders or $2.80 per limited partnership "A" Unit and approximately $619,000 to "B" Unit holders or $8.24 per limited partnership "B" Unit) was from operations and approximately $2,499,000 (approximately $2,499,000 to "A" Unit holders or $25.96 per limited partnership "A" Unit) was proceeds from the refinancing of Shadow Brook Apartments in August 2001. During the year ended December 31, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 (approximately $423,000 to "A" Unit holders or $4.39 per limited partnership "A" Unit). In addition, the Partnership declared and paid distributions from operations of approximately $1,512,000 (approximately $1,497,000 to "A" Unit holders or $15.55 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $5,337,000 (approximately $3,734,000 to "A" Unit holders or $38.78 per limited partnership "A" Unit and approximately $1,586,000 to "B" Unit holders or $21.10 per limited partnership "B" Unit). The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at December 31, 2001 the "B" Unit holders have been overpaid approximately $1,422,000 (approximately $18.92 per limited partnership "B" unit). Approximately $1,397,000 of this amount is due to the "A" Unit holders (approximately $14.51 per limited partnership "A" unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" Unit holders until the "A" Unit holders receive the correct priority return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,880 "A" and 38,617 "B" Units of Depository Receipts ("Units") in the Partnership representing 64.27% and 51.39% of the outstanding "A" and "B" Units, respectively at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.27% and 51.39% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Multi-Benefit Realty Fund '87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                       MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $   342
   Receivables and deposits                                                      162
   Restricted escrows                                                            112
   Other assets                                                                  456
   Investment properties (Notes B and F):
      Land                                                    $ 1,447
      Buildings and related personal property                   17,684
                                                                19,131
      Less accumulated depreciation                            (10,555)        8,576
                                                                            $ 9,648

Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                        $ 87
      Tenant security deposit liabilities                                         50
      Accrued property taxes                                                     153
      Other liabilities                                                          220
      Mortgage notes payable (Note B)                                         12,521

Partners' (Deficit) Capital
   General Partner                                             $ (125)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                       (7,393)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                        4,135        (3,383)
                                                                            $ 9,648

        See Accompanying Notes to Consolidated Financial Statements

                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                 2001          2000
Revenues:
  Rental income                                                $ 3,537        $ 4,167
  Other income                                                     323            366
  Gain on sale of investment property (Note H)                      --          4,910
      Total revenues                                             3,860          9,443

Expenses:
  Operating                                                      1,502          1,883
  General and administrative                                       295            444
  Depreciation                                                     840            978
  Interest                                                         847            879
  Property taxes                                                   252            286
      Total expenses                                             3,736          4,470

Income before extraordinary item                                   124          4,973
Extraordinary loss on early extinguishment of debt
  (Note B and H)                                                   (47)          (108)

Net income (Note C)                                              $ 77         $ 4,865

Net income allocated to general partner (1%)                     $ 1           $ 49
Net income allocated to limited partners (99%)                      76          4,816
                                                                 $ 77         $ 4,865
Per limited partnership "A" and "B" units:
  Income before extraordinary item                              $ 0.72        $ 28.71
  Extraordinary loss on early extinguishment of debt             (0.27)         (0.62)

Net income                                                      $ 0.45        $ 28.09

Distributions per limited partnership "A" units                $ 28.76        $ 54.33
Distributions per limited partnership "B" units                 $ 8.24        $ 21.10

        See Accompanying Notes to Consolidated Financial Statements


                       MULTI-BENEFIT REALTY FUND '87-1

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                                                              Total
                                                                            Partners'
                                        General       Limited Partners      (Deficit)
                                        Partner    "A" Units    "B" Units    Capital

Original capital contributions            $ 1       $ 9,706      $ 7,538    $ 17,245

Limited partnership units at
  December 31, 2001 and
  December 31, 2000                         --       96,284       75,152     171,436

Partners' (deficit) capital at
  December 31, 1999                     $ (134)     $(2,141)     $ 4,196     $ 1,921

Distributions to partners                  (32)      (5,231)      (1,586)     (6,849)

Net income for the year ended
  December 31, 2000                         49        2,705        2,111       4,865

Partners' (deficit) capital at
  December 31, 2000                       (117)      (4,667)       4,721         (63)

Distributions to partners                   (9)      (2,769)        (619)     (3,397)

Net income for the year ended
  December 31, 2001                          1           43           33          77

Partners' (deficit) capital at
  December 31, 2001                     $ (125)     $(7,393)     $ 4,135    $ (3,383)

        See Accompanying Notes to Consolidated Financial Statements


                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 77       $ 4,865
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   840          978
     Amortization of loan costs                                      35           51
     Gain on sale of investment property                             --       (4,910)
     Extraordinary loss on early extinguishment of debt              47          108
     Change in accounts:
      Receivables and deposits                                      (77)         245
      Other assets                                                   (4)          12
      Accounts payable                                               20         (155)
      Tenant security deposit liabilities                            (8)         (29)
      Accrued property taxes                                          1         (184)
      Other liabilities                                             (57)        (145)
          Net cash provided by operating activities                 874          836

Cash flows from investing activities:
  Property improvements and replacements                           (556)        (439)
  Net withdrawals from (deposits to) restricted escrows             169          (38)
  Proceeds from sale of investment property                          --        8,005
          Net cash (used in) provided by investing
            activities                                             (387)       7,528

Cash flows from financing activities:
  Payments on mortgage notes payable                               (134)         (75)
  Repayment of mortgage notes payable                            (6,000)      (6,082)
  Proceeds from mortgage note payable                             8,775        3,900
  Prepayment penalty paid                                            --          (62)
  Loan costs paid                                                  (281)        (157)
  Distributions to partners                                      (3,397)      (7,276)
          Net cash used in financing activities                  (1,037)      (9,752)

Net decrease in cash and cash equivalents                          (550)      (1,388)
Cash and cash equivalents at beginning of year                      892        2,280
Cash and cash equivalents at end of year                         $ 342        $ 892

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 796        $ 851

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ --        $ 125

        See Accompanying Notes to Consolidated Financial Statements


                       MULTI-BENEFIT REALTY FUND '87-1

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership filed September 8, 1986. The Partnership commenced operations on February 27, 1987. The Partnership operates two apartment properties, one each located in Indiana and Utah. ConCap Equities, Inc. ("CEI" or the "General Partner") is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

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

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. The general partner of this consolidated partnership is the General Partner of the Registrant. The
Partnership may remove the general partner of Hunt Club Associates, Ltd; therefore, this partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Partnership Agreement ("Agreement") provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are first allocated in the reverse order of any net losses then are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General Partner and 99% to the Unit holders until their capital accounts are depleted.
Additional net losses are allocated to the General Partner. Net income per limited partnership unit for both 2001 and 2000 was computed as 99% of net income divided by 171,436 units outstanding.

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

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $324,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Escrows for Taxes

Escrows for Hunt Club are held by the mortgagor. Escrows for Shadow Brook are held by the Partnership. All escrowed funds are designated for the payment of real estate taxes and insurance. The escrows for Hunt Club totaling approximately $36,000 and the escrows for Shadow Brook totaling approximately $27,000 are included in receivables and deposits.

Restricted Escrows

At the time of the refinancing of the mortgage at Hunt Club Apartments, the mortgage lender required a "repair escrow" for certain capital replacements. At December 31, 2001, the balance was approximately $112,000.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 5-20 years.

Loan Costs

Loan  costs  of  approximately   $442,000  less   accumulated   amortization  of
approximately $19,000 are included in other assets and are being amortized on a straight-line basis over the life of the respective loans.

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

Advertising

Advertising costs of approximately $58,000 and $87,000 for the years ended December 31, 2001 and 2000, respectively, are charged to expense as incurred and are included in operating expenses.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on borrowing rates currently available to the Partnership, approximates its carrying amount.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                        Principal      Monthly                           Principal
                       Balance At      Payment    Stated                  Balance
                      December 31,    Including  Interest   Maturity       Due At
Property                  2001        Interest     Rate       Date        Maturity
                           (in thousands)                              (in thousands)
Hunt Club
  1st mortgage           $ 3,796        $ 33       8.05%    09/01/20        $ --
Shadow Brook
  1st mortgage             8,725           69      7.10%    09/01/21          --

                         $12,521        $ 102                               $ --

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Both of the notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Shadow Brook Apartments. The refinancing replaced indebtedness of $6,000,000 with a new mortgage of $8,775,000. The new mortgage carries a stated interest rate of 7.10% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $281,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

On August 31, 2000, the  Partnership  refinanced the mortgage  encumbering  Hunt
Club Apartments. The refinancing replaced indebtedness of approximately $3,582,000 with a new mortgage of $3,900,000. The new mortgage carries a stated interest rate of 8.05% as compared to the 8.30% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2020. In addition, the Partnership was required to establish a repair escrow of approximately $239,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $157,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $3,000 due to the write-off of unamortized loan costs.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002             $   301
                               2003                 323
                               2004                 348
                               2005                 375
                               2006                 404
                            Thereafter           10,770
                                                $12,521

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              2001          2000
Net income as reported                        $ 77         $ 4,865
Add (deduct)
  Depreciation differences                        38           (19)
  Unearned income                                 70           (94)
  Gain on sale of investment property             96        (1,975)
  Other                                          (77)          (37)
Federal taxable income                        $ 204        $ 2,740
Federal taxable income per limited
  partnership unit                           $ 1.18        $ 15.83

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands) as of December 31, 2001:

Net liabilities as reported                   $(3,383)
Land and buildings                                314
Accumulated depreciation                          772
Syndication fees                                1,975
Other                                             236

Net assets - tax basis                         $ (86)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during each of the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees (included in
  operating expense)                              $ 198        $ 228
Reimbursement for services of affiliates
  (included in general and administrative
  expenses and investment properties)               357          191
Partnership management fees (included in
  general and administrative expense)                82          135
Refinancing fee (included in loan costs)             88           39

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $228,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $357,000 and $191,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the General Partner of approximately $174,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $82,000 and $135,000 were earned during the years ended December 31, 2001 and 2000, respectively, in association with the distributions.

An affiliate of the General Partner received approximately $88,000 for services provided in conjunction with the refinancing of the mortgage encumbering Shadow Brook Apartments in August 2001 and approximately $39,000 for services provided in conjunction with the refinancing of the mortgage encumbering Hunt Club Apartments in August 2000 (see "Note B"). These costs were capitalized and are included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,880 "A" and 38,617 "B" Units of Depository Receipts ("Units") in the Partnership representing 64.27% and 51.39% of the outstanding "A" and "B" Units, respectively at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.27% and 51.39% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Commitment

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

Note F - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings       Net Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                  Encumbrances      Land      Property       Acquisition
                            (in thousands)                            (in thousands)
Hunt Club Apartments           $ 3,796        $ 485       $ 5,673         $ 1,709
Shadow Brook Apartments          8,725           962        8,262           2,040

          Totals               $12,521       $ 1,447      $13,935         $ 3,749


              Gross Amount At Which Carried
                  At December 31, 2001
                     (in thousands)
                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Hunt Club      $ 485    $ 7,382   $ 7,867     $ 4,853         1979       05/87      5-30
Shadow Brook     962     10,302    11,264       5,702         1985       05/87      5-30

Totals        $1,447    $17,684   $19,131     $10,555

Reconciliation of "Real Estate and Accumulated Depreciation"

                                              Years Ended December 31,
                                                 2001          2000
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $18,700       $25,487
  Property improvements                             431           564
  Sale of investment property                        --        (7,351)
Balance at end of year                          $19,131       $18,700

Accumulated Depreciation
Balance at beginning of year                    $ 9,715       $12,993
  Additions charged to expense                      840           978
  Sale of investment property                        --        (4,256)
Balance at end of year                          $10,555       $ 9,715

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $19,445,000 and $19,013,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $9,783,000 and $8,980,000, respectively.

Note G - Distributions

During the year ended December 31, 2001, the Registrant declared and paid distributions of approximately $3,397,000 (approximately $2,769,000 to "A" Unit holders or $28.76 per limited partnership "A" Unit and approximately $619,000 to "B" Unit holders or $8.24 per limited partnership "B" Unit) of which approximately $898,000 (approximately $270,000 to "A" Unit holders or $2.80 per limited partnership "A" Unit and approximately $619,000 to "B" Unit holders or $8.24 per limited partnership "B" Unit) was from operations and approximately $2,499,000 (approximately $2,499,000 to "A" Unit holders or $25.96 per limited partnership "A" Unit) was proceeds from the refinancing of Shadow Brook Apartments in August 2001. During the year ended December 31, 2000, the Partnership paid a cash distribution from operations, which was declared and accrued at December 31, 1999, of approximately $427,000 (approximately $423,000 to "A" Unit holders or $4.39 per limited partnership "A" Unit). In addition, the Partnership declared and paid distributions from operations of approximately $1,512,000 (approximately $1,497,000 to "A" Unit holders or $15.55 per limited partnership "A" Unit) and of proceeds from the sale of Carlin Manor Apartments of approximately $5,337,000 (approximately $3,734,000 to "A" Unit holders or $38.78 per limited partnership "A" Unit and approximately $1,586,000 to "B" Unit holders or $21.10 per limited partnership "B" Unit).

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at December 31, 2001 the "B" Unit holders have been overpaid approximately $1,422,000 (approximately $18.92 per limited partnership "B" unit). Approximately $1,397,000 of this amount is due to the "A" Unit holders (approximately $14.51 per limited partnership "A" unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" Unit holders until the "A" Unit holders receive the correct priority return.

Note H - Sale of Investment Property

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

            None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The general partner of Multi-Benefit Realty Fund '87-1 (the "Partnership" or the "Registrant") is ConCap Equities, Inc. ("CEI" or the "General Partner"). The names of the directors and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $42,000 and non-audit services (principally tax-related) of approximately $22,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as noted below, no person or entity was known to CEI to own of record or beneficially more than 5% of the Units of the Partnership as of December 31, 2001.

                                               Number of         Percent
                                                 Units           of Total

      AIMCO Properties, LP (1)              32,997 A units        34.27%
         (an affiliate of AIMCO)            20,177 B units        26.85%

      Insignia Properties, LP (2)            2,243 A units        2.33%
         (an affiliate of AIMCO)               210 B units        0.28%

      Madison River Properties, LLC (2)     21,457 A units        22.29%
         (an affiliate of AIMCO)            13,822 B units        18.39%

      Cooper River Properties, LLC (2)       5,183 A units        5.38%
         (an affiliate of AIMCO)             4,408 B units        5.87%

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

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2001, the following entity was known to CEI to be the beneficial owner of more than 5 percent of its common stock:

              Name and address         Number of CEI SHARES   Percent of Total

      Insignia Properties Trust (1)           100,000               100%

      (1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during each of the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees                          $ 198        $ 228
Reimbursement for services of affiliates            357          191
Partnership management fees                          82          135
Refinancing fee                                      88           39

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $228,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $357,000 and $191,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the General Partner of approximately $174,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $82,000 and $135,000 were earned during the years ended December 31, 2001 and 2000, respectively, in association with the distributions.

An affiliate of the General Partner received approximately $88,000 for services provided in conjunction with the refinancing of the mortgage encumbering Shadow Brook Apartments in August 2001 and approximately $39,000 for services provided in conjunction with the refinancing of the mortgage encumbering Hunt Club Apartments in August 2000 (see "Note B"). These costs were capitalized and are included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,880 "A" and 38,617 "B" Units of Depository Receipts ("Units") in the Partnership representing 64.27% and 51.39% of the outstanding "A" and "B" Units, respectively at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.27% and 51.39% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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

10.23             Multifamily  Note dated  August  31,  2001,  by and  between
                  Multi-Benefit Realty Fund '87-1, a California limited partnership and GMAC Commercial Mortgage Corporation, a California corporation, relating to Shadow Brook Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.)

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