Form 10QSB
period 2002-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 2002-05-13
CIK 802200

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

                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                       MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $ 540
   Receivables and deposits                                                     157
   Other assets                                                                 493
   Investment properties:
       Land                                                  $ 1,447
       Buildings and related personal property                 17,725
                                                               19,172
       Less accumulated depreciation                          (10,769)        8,403
                                                                            $ 9,593
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 43
   Tenant security deposit liabilities                                           51
   Accrued property taxes                                                       219
   Other liabilities                                                            228
   Mortgage notes payable                                                    12,448

Partners' (Deficit) Capital
   General Partner                                            $ (125)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (7,400)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       4,129        (3,396)
                                                                            $ 9,593


         See Accompanying Notes to Consolidated Financial Statements

b)

                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2002          2001
Revenues:
  Rental income                                                    $ 850         $ 886
  Other income                                                         98            67
       Total revenues                                                 948           953

Expenses:
  Operating                                                           385           382
  General and administrative                                           59           115
  Depreciation                                                        214           209
  Interest                                                            237           196
  Property taxes                                                       66            61
       Total expenses                                                 961           963

Net loss                                                           $ (13)        $ (10)

Net loss allocated to general partner                               $ --          $ --
Net loss allocated to limited partners                                (13)          (10)

                                                                   $ (13)        $ (10)

Net loss per limited partnership "A" and "B" units                 $(0.08)       $(0.06)

Distributions per limited partnership "A" units                     $ --         $ 0.49
Distributions per limited partnership "B" units                     $ --         $ 7.14

         See Accompanying Notes to Consolidated Financial Statements


c)

                       MULTI-BENEFIT REALTY FUND '87-1

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                                                            Total
                                                                          Partners'
                                     General        Limited Partners      (Deficit)
                                     Partner     "A" Units   "B" Units     Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538     $ 17,245

Limited partnership units at
   December 31, 2001 and
   March 31, 2002                         --       96,284      75,152      171,436

Partners' (deficit) capital at
   December 31, 2001                  $ (125)     $(7,393)    $ 4,135     $ (3,383)

Net loss for the three months
   ended March 31, 2002                   --           (7)         (6)         (13)

Partners' (deficit) capital
   at March 31, 2002                  $ (125)     $(7,400)    $ 4,129     $ (3,396)

         See Accompanying Notes to Consolidated Financial Statements


d)
                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (13)       $ (10)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   214          209
     Amortization of loan costs                                       7            9
     Change in accounts:
      Receivables and deposits                                        5          (73)
      Other assets                                                  (44)         (16)
      Accounts payable                                              (44)          75
      Tenant security deposit liabilities                             1            2
      Accrued property taxes                                         66           67
      Other liabilities                                               8           90
         Net cash provided by operating activities                  200          353

Cash flows from investing activities:
  Property improvements and replacements                            (41)        (216)
  Net withdrawals from restricted escrows                           112           13
         Net cash provided by (used in) investing
            activities                                               71         (203)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (73)         (20)
  Distributions to partners                                          --         (590)
         Net cash used in financing activities                      (73)        (610)

Net increase (decrease) in cash and cash equivalents                198         (460)

Cash and cash equivalents at beginning of period                    342          892

Cash and cash equivalents at end of period                       $ 540        $ 432

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 231        $ 188


         See Accompanying Notes to Consolidated Financial Statements


e)

                       MULTI-BENEFIT REALTY FUND '87-1

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 and $48,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $44,000 and $40,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are construction oversight fees paid to an affiliate of the Managing General Partner of approximately $4,000 during the three months ended March 31, 2002. There were no such fees paid during the three months ended March 31, 2001. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of additions to investment properties.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. No fees were earned during the three months ended March 31, 2002. Fees of approximately $48,000 were earned during the three months ended March 31, 2001 in association with the distributions, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Distributions

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at March 31, 2002 the "B" Unit holders have been overpaid approximately $1,422,000 (approximately $18.92 per limited partnership "B" unit). Approximately $1,397,000 of this amount is due to the "A" Unit holders (approximately $14.51 per limited partnership "A" unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" Unit holders until the "A" Unit holders receive the correct priority return.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Hunt Club Apartments                          93%        92%
         Indianapolis, Indiana
      Shadow Brook Apartments                       96%        97%
         West Valley City, Utah

Results of Operations

The Partnership had a net loss of approximately $13,000 for the three months ended March 31, 2002 as compared to net loss of approximately $10,000 for the three months ended March 31, 2001. The increase in net loss for the three month period ended March 31, 2002 is primarily attributable to a slight decrease in total revenue partially offset by a slight decrease in total expenses.

Total revenue decreased due to a decrease in rental income largely offset by an increase in other income. Rental income decreased due primarily to a decrease in occupancy and an increase in bad debt expenses at Hunt Club Apartments partially offset by an increase in average rental rates at Shadow Brook Apartments. Other income increased primarily due to increased utility reimbursements at both properties and increased corporate unit rent at Shadow Brook Apartments. These increases were partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

Total expenses decreased for the three month period ended March 31, 2002 due to decreased general and administrative expenses largely offset by increased interest expense. General and administrative expenses decreased primarily due to decreased Partnership management fees on distributions from operations since there were no distributions paid during the three months ended March 31, 2002. Included in general and administrative expenses for the three months ended March 31, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense increased primarily due to the refinance of Shadow Brook Apartments in September 2001 which increased the debt balance.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $540,000 as compared to approximately $432,000 at March 31, 2001. Cash and cash equivalents increased approximately $198,000 for the three months ended March 31, 2002, from the Partnership's year ended December 31, 2001, due to approximately $200,000 of cash provided by operating activities and approximately $71,000 of cash provided by investing activities which were partially offset by approximately $73,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from restricted escrows maintained by the mortgage lender which were partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunt Club

Approximately $110,000 has been budgeted for capital improvements for the year 2002 at Hunt Club Apartments consisting primarily of appliance and floor covering replacements. During the three months ended March 31, 2002, the Partnership completed approximately $16,000 of capital improvements at Hunt Club Apartments consisting primarily of floor covering replacements. These improvements were funded from replacement reserves.

Shadow Brook

Approximately $116,000 has been budgeted for capital improvements for the year 2002 at Shadow Brook Apartments consisting primarily of floor covering replacements, exterior painting, and appliances. During the three months ended March 31, 2002, the Partnership completed approximately $25,000 of capital improvements at Shadow Brook Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow.

The additional capital expenditures for 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,448,000 is amortized over 20 years and matures September 1, 2020 and September 1, 2021 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                     Three Months    Per Limited     Three Months    Per Limited
                        Ended        Partnership        Ended        Partnership
                    March 31, 2002       Unit       March 31, 2001       Unit

Operations               $ --            $ --           $ 590           $ 7.63

The limited partner portion of the distribution during the three months ended March 31, 2001 was approximately $47,000 to "A" unit holders or $0.49 per limited partnership "A" unit and approximately $537,000 to "B" unit holders or $7.14 per limited partnership "B" unit. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at March 31, 2002 the "B" Unit holders have been overpaid approximately $1,422,000 (approximately $18.92 per limited partnership "B" unit). Approximately $1,397,000 of this amount is due to the "A" Unit holders (approximately $14.51 per limited partnership "A" unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" Unit holders until the "A" Unit holders receive the correct priority return.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K filed during the first quarter of 2002:

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