Form 10QSB
period 2002-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 2002-08-14
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 237
   Receivables and deposits                                                     163
   Other assets                                                                 468
   Investment properties:
       Land                                                  $ 1,447
       Buildings and related personal property                 17,743
                                                               19,190
       Less accumulated depreciation                          (10,985)        8,205
                                                                            $ 9,073
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 45
   Tenant security deposit liabilities                                           56
   Accrued property taxes                                                       206
   Other liabilities                                                            280
   Mortgage notes payable                                                    12,374

Partners' (Deficit) Capital
   General Partner                                            $ (130)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (7,887)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       4,129        (3,888)
                                                                            $ 9,073

         See Accompanying Notes to Consolidated Financial Statements


                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                        2002         2001         2002        2001
Revenues:
  Rental income                        $ 901        $ 889       $ 1,751      $ 1,775
  Other income                             85           69          183          136
      Total revenues                      986          958        1,934        1,911

Expenses:
  Operating                               370          352          755          734
  General and administrative               98           86          157          201
  Depreciation                            216          212          430          421
  Interest                                235          199          472          395
  Property taxes                           67           68          133          129
      Total expenses                      986          917        1,947        1,880

Net income (loss)                       $ --         $ 41        $ (13)       $ 31

Net income allocated to general
  partner (1%)                          $ --         $ --         $ --        $ --
Net income (loss) allocated to
  limited partners (99%)                   --           41          (13)          31

                                        $ --         $ 41        $ (13)       $ 31

Net income (loss) per limited
  partnership unit                      $ --        $ 0.24      $ (0.08)     $ 0.18

Distributions per limited
  partnership "A" units                $ 5.06       $ 0.86       $ 5.06      $ 1.35
Distributions per limited
  partnership "B" units                 $ --        $ 1.10        $ --       $ 8.24

         See Accompanying Notes to Consolidated Financial Statements

                       MULTI-BENEFIT REALTY FUND '87-1

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                                                             Total
                                                                           Partners'
                                     General        Limited Partners       (Deficit)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2001 and
   June 30, 2002                           --      96,284       75,152      171,436

Partners' (deficit) capital at
   December 31, 2001                  $ (125)    $ (7,393)    $ 4,135      $ (3,383)

Distributions to partners                  (5)       (487)          --         (492)

Net loss for the six months
   ended June 30, 2002                     --          (7)          (6)         (13)

Partners' (deficit) capital
   at June 30, 2002                   $ (130)    $ (7,887)    $ 4,129      $ (3,888)

         See Accompanying Notes to Consolidated Financial Statements


                       MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                              $ (13)       $ 31
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     430          421
   Amortization of loan costs                                        13           19
   Change in accounts:
      Receivables and deposits                                       (1)         (65)
      Other assets                                                  (25)         (22)
      Accounts payable                                              (42)         (20)
      Tenant security deposit liabilities                             6           (2)
      Accrued property taxes                                         53           59
      Other liabilities                                              60           11
         Net cash provided by operating activities                  481          432

Cash flows from investing activities:
  Property improvements and replacements                            (59)        (271)
  Net withdrawals from restricted escrows                           112          135
         Net cash provided by (used in) investing
            activities                                               53         (136)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (147)         (41)
  Distributions to partners                                        (492)        (757)
         Net cash used in financing activities                     (639)        (798)

Net decrease in cash and cash equivalents                          (105)        (502)

Cash and cash equivalents at beginning of period                    342          892
Cash and cash equivalents at end of period                       $ 237        $ 390

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 460        $ 375

At December 31, 2000, approximately $125,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2001.

         See Accompanying Notes to Consolidated Financial Statements


                       MULTI-BENEFIT REALTY FUND '87-1

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $98,000 and $96,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $85,000 and $108,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $7,000 during the six months ended June 30, 2002 and 2001, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $44,000 and $67,000 were paid for the six months ended June 30, 2002 and 2001, respectively, in association with the distributions and are included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Distributions

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" unit holders did not receive the correct priority return. As a result, at June 30, 2002 the "B" unit holders have been overpaid approximately $1,366,000 (approximately $18.18 per limited partnership "B" units). Approximately $1,341,000 of this amount is due to the "A" unit holders (approximately $13.93 per limited partnership "A" units) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" unit holders until the "A" unit holders receive the correct priority return. During the six months ended June 30, 2002, the "B" unit holders were entitled to approximately $56,000 (approximately $0.75 per limited partnership "B" units and approximately $0.58 per limited partnership "A" units) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Hunt Club Apartments                          95%        92%
         Indianapolis, Indiana
      Shadow Brook Apartments                       96%        97%
         West Valley City, Utah

The General Partner attributes the increase in occupancy at Hunt Club Apartments to a more aggressive marketing campaign.

Results of Operations

The Partnership had net loss of approximately $13,000 for the six months ended June 30, 2002 as compared to net income of approximately $31,000 for the six months ended June 30, 2001. For the three months ended June 30, 2002, the Partnership had approximately zero net income as compared to net income of approximately $41,000 for the three months ended June 30, 2001. The decrease in net income for both the three and six month periods ended June 30, 2002 is primarily attributable to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the three and six month periods ended June 30, 2002 due primarily to increased interest expense. For the six months ended June 30, 2002, this increase was partially offset by reduced general and administrative expenses. Interest expense increased for the three and six month periods due to the refinance of the mortgage at Shadow Brook Apartments in September 2001, which increased the debt balance. General and administrative expenses decreased for the six months ended June 30, 2000 due to decreased Partnership management fees due to reduced distributions from operations during 2002 and reduced costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. For the three months ended June 30, 2002 general and administrative expenses increased due to the timing of the operating distributions during 2002 as compared to 2001. Also included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the six months ended June 30, 2002 due to increased other income partially offset by reduced rental income. Total revenues increased for the three months ended June 30, 2002 due to increased rental and other income. Other income increased for the three and six month periods due to increased utility reimbursements at both of the Partnership's properties and increased corporate unit rent at Shadow Brook Apartments. These increases were partially offset by reduced interest income due to lower average cash balances in interest bearing accounts. Rental income decreased for the six months ended June 30, 2001 due to reduced occupancy at Shadow Brook and increased bad debt expenses at both of the Partnership's properties, partially offset by increased occupancy at Hunt Club Apartments. Rental income increased for the three months ended June 30, 2002 due to increased occupancy at Hunt Club Apartments.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $237,000 as compared to approximately $390,000 at June 30, 2001. Cash and cash equivalents decreased approximately $105,000 for the six months ended June 30, 2002, from December 31, 2001, due to approximately $639,000 of cash used in financing activities, which was partially offset by approximately $481,000 of cash provided by operating activities and approximately $53,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, of payments of principal made on the mortgages encumbering the Partnership's properties. Cash provided by investing activities consisted of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunt Club

Approximately $106,000 was budgeted for capital improvements for the year 2002 at Hunt Club Apartments consisting primarily of appliance and floor covering replacements. During the six months ended June 30, 2002, the Partnership completed approximately $25,000 of capital improvements at Hunt Club Apartments, consisting primarily of floor covering replacements. These improvements were funded from replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Shadow Brook

Approximately $116,000 was budgeted for capital improvements for the year 2002 at Shadow Brook Apartments consisting primarily of floor covering replacements, exterior painting, major landscaping, and appliances. During the six months ended June 30, 2002, the Partnership completed approximately $34,000 of capital improvements at Shadow Brook Apartments, consisting primarily of office computers and floor covering replacements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures for 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,374,000 is amortized over 20 years and matures September 1, 2020 and September 1, 2021 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                             Six Months     Per Limited      Six Months     Per Limited
                               Ended        Partnership        Ended        Partnership
                           June 30, 2002        Unit       June 30, 2001        Unit

Operations                     $ 492           $ 5.06          $ 757           $ 9.59

The limited partner portion of the distribution during the six months ended June 30, 2002 was approximately $487,000 to "A" unit holders or $5.06 per limited partnership "A" unit and zero to "B" unit holders. The limited partner portion of the distribution during the six months ended June 30, 2001 was approximately $130,000 to "A" Unit holders or $1.35 per limited partnership "A" units and approximately $619,000 to "B" unit holders or $8.24 per limited partnership "B" units. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" unit holders did not receive the correct priority return. As a result, at June 30, 2002 the "B" unit holders have been overpaid approximately $1,366,000 (approximately $18.18 per limited partnership "B" unit). Approximately $1,341,000 of this amount is due to the "A" unit holders (approximately $13.93 per limited partnership "A" unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" unit holders until the "A" unit holders receive the correct priority return. During the six months ended June 30, 2002, the "B" unit holders were entitled to approximately $56,000 (approximately $0.75 per limited partnership "B" units and approximately $0.58 per limited partnership "A" units) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 62,527 "A" and 39,384 "B" Units of Depository Receipts ("Units") in the Partnership representing 64.94% and 52.41% of the outstanding "A" and "B" Units, respectively, at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $18.00 per unit and $5.00 per unit for "A" and "B" units, respectively, expired. Pursuant to this offer, AIMCO acquired 647 and 717 units of "A" and "B" units, respectively, during the quarter ended June 30, 2002. Under the Partnership Agreement, units holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.94% and 52.41% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Agreement of Limited Partnership, incorporated by reference to Exhibit A-5 to the Prospectus of the Registrant dated December 10, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

                  Exhibit 3.2, Certificate of Limited Partnership (incorporated by reference to Registration Statement of Registrant (File No. 33-8908) filed December 10, 1986, as amended to date).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    MULTI-BENEFIT REALTY FUND '87-1


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.