Form 10QSB
period 2002-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 2002-11-14
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $  259
   Receivables and deposits                                                     124
   Other assets                                                                 446
   Investment properties:
       Land                                                  $ 1,447
       Buildings and related personal property                 17,805
                                                               19,252
       Less accumulated depreciation                          (11,193)        8,059
                                                                            $ 8,888
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 39
   Tenant security deposit liabilities                                           57
   Accrued property taxes                                                       272
   Other liabilities                                                            328
   Mortgage notes payable                                                    12,298

Partners' (Deficit) Capital
   General Partner                                            $ (132)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,095)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       4,121        (4,106)
                                                                            $ 8,888


                See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                       Three Months Ended        Nine Months Ended
                                          September 30,            September 30,
                                        2002         2001         2002        2001
                                                  (Restated)               (Restated)
Revenues:
  Rental income                        $ 830        $ 876       $ 2,581      $ 2,651
  Other income                             86           72          269          208
      Total revenues                      916          948        2,850        2,859

Expenses:
  Operating                               352          395        1,107        1,129
  General and administrative               75           60          232          261
  Depreciation                            208          208          638          629
  Interest                                234          213          706          608
  Property taxes                           65           61          198          190
  Loss on early extinguishment
    of debt                                --           47           --           47
      Total expenses                      934          984        2,881        2,864

Net loss                               $ (18)       $ (36)       $ (31)       $ (5)

Net loss allocated to general
  partner (1%)                          $ --         $ --         $ --        $ --
Net loss allocated to limited
  partners (99%)                          (18)         (36)         (31)          (5)

                                       $ (18)       $ (36)       $ (31)       $ (5)

Net loss per limited partnership
  unit                                $ (0.10)     $ (0.21)     $ (0.18)     $ (0.03)

Distributions per limited
  partnership "A" units                $ 2.05      $ 13.33       $ 7.11      $ 14.68
Distributions per limited
  partnership "B" units                 $ --       $ 13.33        $ --       $ 21.57

                See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                             Total
                                                                           Partners'
                                     General        Limited Partners       (Deficit)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2001 and
   September 30, 2002                      --      96,284       75,152      171,436

Partners' (deficit) capital at
   December 31, 2001                  $ (125)    $ (7,393)    $ 4,135      $ (3,383)

Distributions to partners                  (7)       (685)          --         (692)

Net loss for the nine months
   ended September 30, 2002                --         (17)         (14)         (31)

Partners' (deficit) capital
   at September 30, 2002              $ (132)    $ (8,095)    $ 4,121      $ (4,106)

                See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (31)       $ (5)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   638          629
     Amortization of loan costs                                      20           28
     Loss on early extinguishment of debt                            --           47
     Change in accounts:
      Receivables and deposits                                       38         (336)
      Other assets                                                  (10)         (12)
      Accounts payable                                              (48)          16
      Tenant security deposit liabilities                             7           (7)
      Accrued property taxes                                        119          120
      Other liabilities                                             108          (19)
         Net cash provided by operating activities                  841          461

Cash flows from investing activities:
  Property improvements and replacements                           (121)        (482)
  Net withdrawals from restricted escrows                           112          170
         Net cash used in investing activities                       (9)        (312)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (223)         (62)
  Repayment of mortgage notes payable                                --       (6,000)
  Proceeds from mortgage notes payable                               --        8,775
  Loan costs paid                                                    --         (281)
  Distributions to partners                                        (692)      (3,042)
         Net cash used in financing activities                     (915)        (610)

Net decrease in cash and cash equivalents                           (83)        (461)

Cash and cash equivalents at beginning of period                    342          892
Cash and cash equivalents at end of period                       $ 259        $ 431

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 688        $ 564

At December 31, 2000, approximately $125,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2001.

                See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Shadow Brook Apartments (see "Note D") in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $146,000 and $144,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $83,000 and $313,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $170,000 during the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $62,000 and $67,000 were paid for the nine months ended September 30, 2002 and 2001, respectively, in association with the distributions and are included in general and administrative expenses.

An affiliate of the General Partner received approximately $88,000 for services provided in conjunction with the refinancing of the mortgage encumbering Shadow Brook Apartments in August 2001 (see "Note D"). This cost was capitalized and is included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Distributions

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" unit holders did not receive the correct priority return. As a result, at September 30, 2002 the "B" unit holders have been overpaid approximately $1,328,000 (approximately $17.67 per limited partnership "B" units). Approximately $1,303,000 of this amount is due to the "A" unit holders (approximately $13.53 per limited partnership "A" units) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" unit holders until the "A" unit holders receive the correct priority return. During the nine months ended September 30, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per limited partnership "B" units and approximately $0.99 per limited partnership "A" units) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

Note D - Refinancing of Mortgage Note Payable

On August 31, 2001, the Partnership refinanced the mortgage encumbering Shadow Brook Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage of $8,775,000. The new mortgage carries a stated interest rate of 7.10% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $281,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Hunt Club Apartments                          94%        91%
         Indianapolis, Indiana
      Shadow Brook Apartments                       96%        97%
         West Valley City, Utah

The General Partner attributes the increase in occupancy at Hunt Club Apartments to a more aggressive marketing campaign.

Results of Operations

The Partnership had a net loss of approximately $31,000 for the nine months ended September 30, 2002 as compared to a net loss of approximately $5,000 for the nine months ended September 30, 2001. For the three months ended September 30, 2002, the Partnership had a net loss of approximately $18,000 as compared to a net loss of approximately $36,000 for the three months ended September 30, 2001. The increase in net loss for the nine month period ended September 30, 2002 is primarily attributable to an increase in total expenses and a decrease in total revenues. The decrease in net loss for the three months ended September 30, 2002 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses increased for the nine months ended September 30, 2002 primarily due to an increase in interest expense partially offset by decreases in loss on early extinguishment of debt and operating and general and administrative expenses. Total expenses decreased for the three months ended September 30, 2002 primarily due to decreases in loss on early extinguishment of debt and operating expenses partially offset by an increase in interest expense. The decrease during the three and nine month periods ending September 30, 2002 in loss on early extinguishment of debt relates to the refinancing of the mortgage encumbering Shadow Brook Apartments in August 2001 as discussed in "Liquidity and Capital Resources". Operating expenses decreased during the three and nine month periods ending September 30, 2002 primarily due to decreases in property expense as a result of decreases in utility expense at Hunt Club Apartments and salary and related benefit expenses at both of the Partnership's properties. General and administrative expenses decreased for the nine months ended September 30, 2000 primarily due to decreases in professional expenses associated with the management of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense increased during the three and nine months ending September 30, 2002 due to the refinancing of the mortgage encumbering Shadow Brook Apartments during August 2001, which increased the debt balance at the property, as discussed in "Liquidity and Capital Resources".

Total revenues decreased for the three and nine months ended September 30, 2002 due to decreased rental income partially offset by increased other income. Rental income decreased due to increased bad debt expenses at both of the Partnership's properties, decreased occupancy at Shadow Brook Apartments, increased concessions at both of the Partnership's properties and decreased average rental rates at Hunt Club Apartments. These decreases were partially offset by increased occupancy at Hunt Club Apartments and increased average rental rates at Shadow Brook Apartments. Other income increased due to increased utility reimbursements at both of the Partnership's properties and increased non-refundable administrative fees at Shadow Brook Apartments and increased lease cancellation fees at Hunt Club Apartments. These increases were partially offset by reduced interest income due to lower average cash balances maintained in interest bearing accounts.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $259,000 as compared to approximately $431,000 at September 30, 2001. Cash and cash equivalents decreased approximately $83,000 for the nine months ended September 30, 2002, from December 31, 2001, due to approximately $915,000 of cash used in financing activities and approximately $9,000 of cash used in investing activities, which was partially offset by approximately
$841,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements which were partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Hunt Club

Approximately $113,000 was budgeted for capital improvements for the year 2002 at Hunt Club Apartments consisting primarily of appliance and floor covering replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $59,000 of capital improvements at Hunt Club Apartments, consisting primarily of floor covering replacements and water heater improvements. These improvements were funded from operating cash flow and replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Shadow Brook

Approximately $125,000 was budgeted for capital improvements for the year 2002 at Shadow Brook Apartments consisting primarily of floor covering replacements, exterior painting, major landscaping, and appliances. During the nine months ended September 30, 2002, the Partnership completed approximately $62,000 of capital improvements at Shadow Brook Apartments, consisting primarily of plumbing upgrades, office computers and appliance and floor covering replacements. These improvements were funded from operating cash flow. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures for 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2001, the Partnership refinanced the mortgage encumbering Shadow Brook Apartments. The refinancing replaced indebtedness of approximately $6,000,000 with a new mortgage of $8,775,000. The new mortgage carries a stated interest rate of 7.10% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on September 1, 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $281,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $47,000 due to the write-off of unamortized loan costs.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,298,000 is amortized over 20 years and matures September 1, 2020 and September 1, 2021 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                        Nine Months       Per Limited       Nine Months      Per Limited
                           Ended          Partnership          Ended         Partnership
                     September 30, 2002       Unit      September 30, 2001      Unit

Operations                 $ 692             $ 7.11            $ 757           $ 9.59
Refinancing
  proceeds (1)                 --                --            2,285            26.66
                           $ 692             $ 7.11           $3,042           $36.25

(1) Refinance proceeds from Shadow Brook Apartments.

The limited partner portion of the distribution during the nine months ended September 30, 2002 was approximately $685,000 to "A" unit holders or $7.11 per limited partnership "A" unit and zero to "B" unit holders. The limited partner portion of the distribution during the nine months ended September 30, 2001 was approximately $1,413,000 to "A" Unit holders or $14.68 per limited partnership "A" units and approximately $1,621,000 to "B" unit holders or $21.57 per limited partnership "B" units. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" unit holders did not receive the correct priority return. As a result, at September 30, 2002 the "B" unit holders have been overpaid approximately $1,328,000 (approximately $17.67 per limited partnership "B" unit). Approximately $1,303,000 of this amount is due to the "A" unit holders (approximately $13.53 per limited partnership "A" units) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" unit holders until the "A" unit holders receive the correct priority return. During the nine months ended September 30, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per limited partnership "B" units and approximately $0.99 per limited partnership "A" units) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 62,627 "A" and 39,384 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, units holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 3.2, Certificate of Limited Partnership (incorporated by reference to Registration Statement of Registrant (File No. 3-38908) filed December 10, 1986, as amended to date).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                                    MULTI-BENEFIT REALTY FUND '87-1


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Multi-Benefit Realty Fund '87-1;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of ConCap Equities,
                                    Inc., equivalent  of  the  chief  executive
                                    officer  of  the   Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Multi-Benefit Realty Fund '87-1;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.