Form 10KSB
period 2002-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 2003-03-31
CIK 802200

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                   For the fiscal year ended December 31, 2002

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

                 (864) 239-1000 Issuer's telephone number,
                                including area code

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

State issuer's revenues for its most recent fiscal year.  $3,780,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing December 10, 1986, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, $60,000,000 of Units of Depositary Receipts (collectively, the "Units," and individually, "Unit"). Upon the closing of the offering, the Partnership received subscriptions for 172,436 Units resulting in gross proceeds of $17,244,000. The Units were sold in two different classes, ("A" Units and "B" Units) which are entitled to different rights and priorities as to cash distributions and Partnership allocations. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders ("Unit holders") thereof to participate in certain allocations and distributions of the Partnership. The General Partner of the Partnership intended that the "A" Units and "B" Units be allocated such that the "B" Units would not exceed 25% nor be less than 20% of the total amount of the Units sold. At the end of the current fiscal year, the "B" Units represented approximately 44% of the total amount of the Units sold. The General Partner is currently considering several alternative procedures to conform the unit allocations more closely to the intended investment objectives but has not yet determined a feasible alternative. The corporate limited partner of the Partnership was Multi-Benefit '87-1 Depositary Corporation, an affiliate of the General Partner. The Partnership may repurchase or retire any Units, at its absolute discretion, but is under no obligation to do so. Since its initial offering, 1,000 Units have been retired. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. The Partnership originally acquired three apartment properties. During the year ended December 31, 2000, one of the properties was sold. The Registrant continues to own and operate the other two properties. See "Item 2. Description of Properties". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

The Registrant has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provides such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.


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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                             Gross
                            Carrying   Accumulated                        Federal
Property                     Value    Depreciation    Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Hunt Club Apartments        $ 7,937      $ 5,243      5-30     S/L         $3,637
Shadow Brook Apartments      11,366        6,160      5-30     S/L          5,401

  Total                     $19,303      $11,403                           $9,038

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                         Principal
                       Balance At      Stated                             Balance
                      December 31,    Interest    Period    Maturity       Due At
Property                  2002          Rate     Amortized    Date      Maturity (1)
                     (in thousands)                                    (in thousands)
Hunt Club
  1st mortgage          $ 3,706        8.05%     20 years     09/20         $ --
Shadow Brook
  1st mortgage            8,515        7.10%     20 years     09/21            --

                        $12,221                                             $ --

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                   Average Annual               Average Annual
                                    Rental Rates                  Occupancy
                                     (per unit)
Property                         2002           2001          2002          2001

Hunt Club Apartments            $7,876         $8,018          93%          92%
Shadow Brook Apartments          7,364          7,257          95%          97%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                                2002            2002
                                                Taxes           Rates
                                           (in thousands)

       Hunt Club Apartments                     $157            3.51%
       Shadow Brook Apartments                   100            1.41%

Capital Improvements

Hunt Club

During the year ended December 31, 2002, the Partnership completed approximately $70,000 of capital expenditures consisting primarily of appliance, air conditioning unit, and floor covering replacements and water heater upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $60,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership's reserves and anticipated cash flow generated by the property.

Shadow Brook

During the year ended December 31, 2002, the Partnership completed approximately $102,000 of capital expenditures consisting primarily of major landscaping, parking area upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $90,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Depository Receipts and Related Security Holder Matters

No established public trading market has developed for the Units of Depository Receipts ("Units") and it is not anticipated that such a market will develop in the future.

      Title of Class:                     Number of Record Unit holders:

      Units of Depositary Receipts
               A Units                    372 as of December 31, 2002
               B Units                    519 as of December 31, 2002

The Partnership offered and sold 172,436 "A" and "B" Units. At December 31, 2002, the Partnership had 96,284 "A" Units and 75,152 "B" Units outstanding. Affiliates of the General Partner held 62,627 "A" Units (65.04%) and 39,384 "B" Units (52.41%) at December 31, 2002.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details).


                                                            Distributions
                                                   Per Limited         Per Limited
                                Aggregate        Partnership "A"     Partnership "B"

    01/01/01 - 12/31/01       $3,397,000 (1)          $28.76              $ 8.24
    01/01/02 - 12/31/02          692,000 (2)            7.11                0.00


(1) Consists of $898,000 of cash from operations and $2,499,000 of cash from the refinancing proceeds of Shadow Brook Apartments.

(2)   Consists of $692,000 of cash from operations.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at December 31, 2002 the "B" Unit holders have received excess distributions of approximately $1,328,000 (approximately $17.67 per "B" Unit). Approximately $1,303,000 of this amount is due to the "A" Unit holders (approximately $13.53 per "A" Unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" Unit holders until the "A" Unit holders receive the correct priority return. During the year ended December 31, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per "B" Unit and approximately $0.99 per "A" Unit) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties-Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 62,627 "A" and 39,384 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, units holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The  Partnership  had net  income of  approximately  $82,000  for the year ended
December 31, 2002 as compared to approximately $77,000 for the year ended December 31, 2001. The increase in net income is primarily attributable to a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses decreased primarily due to decreases in operating and general and administrative expenses and a loss on early extinguishment of debt in 2001 partially offset by an increase in interest expense. The decrease in operating expense was primarily due to decreases in property, administrative and maintenance expenses. Property expenses decreased due to decreases in utility expense at Hunt Club Apartments and salary and related benefit expenses at both of the Partnership's properties, partially offset by increased utilities at Shadow Brook Apartments. Administrative expenses decreased due to decreases in sales and use tax at Shadow Brook Apartments and contract cleaning at both of the Partnership's properties. Maintenance expense decreased due to decreases in floor covering repair at Shadow Brook Apartments and snow removal expenses at both of the Partnership's properties partially offset by increases in contract labor at both of the Partnership's properties. The loss on early extinguishment of debt recognized during the year ended December 31, 2001 related to the refinancing of the mortgage encumbering Shadow Brook Apartments. See "Liquidity and Capital Resources" for further discussion. General and administrative expenses decreased primarily due to decreases in professional fees, reduced Partnership management fees on operating distributions, and reduced costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense increased due to the refinancing of the mortgage encumbering Shadow Brook Apartments during August 2001, which increased the debt balance at the property.

Total revenues decreased due to decreased rental income partially offset by increased other income. Rental income decreased due to decreased occupancy at Shadow Brook Apartments, decreased average rental rates at Hunt Club Apartments, and increased bad debt expenses at both of the Partnership's properties. These decreases were partially offset by increased occupancy at Hunt Club Apartments and increased average rental rates at Shadow Brook Apartments. Other income increased due to increases in utility reimbursements at both of the Partnership's properties and increased lease cancellation fees and late charges at Hunt Club Apartments. These increases were partially offset by reduced interest income due to lower average cash balances maintained in interest bearing accounts.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $219,000 as compared to approximately $342,000 at December 31, 2001. Cash and cash equivalents decreased approximately $123,000 from December 31, 2001 due to approximately $992,000 of cash used in financing activities and approximately $60,000 of cash used in investing activities, partially offset by approximately $929,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishments of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishments of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Shadow Brook Apartments of approximately $47,000 in operations rather than as an extraordinary item.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $150,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,221,000 is amortized over 20 years and matures September 1, 2020 and September 1, 2021 at which time the loans are scheduled to be fully amortized.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at December 31, 2002 the "B" Unit holders have received excess distributions of approximately $1,328,000 (approximately $17.67 per "B" Unit). Approximately $1,303,000 of this amount is due to the "A" Unit holders (approximately $13.53 per "A" Unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" Unit holders until the "A" Unit holders receive the correct priority return. During the year ended December 31, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per "B" Unit and approximately $0.99 per "A" Unit) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 62,627 "A" and 39,384 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, units holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.



Item 7.     Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
         2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Multi-Benefit Realty Fund '87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 219
   Receivables and deposits                                                      170
   Other assets                                                                  421
   Investment properties (Notes B and E):
      Land                                                    $ 1,447
      Buildings and related personal property                   17,856
                                                                19,303
      Less accumulated depreciation                            (11,403)        7,900
                                                                            $ 8,710

Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                        $ 36
      Tenant security deposit liabilities                                         63
      Accrued property taxes                                                     162
      Other liabilities                                                          221
      Mortgage notes payable (Note B)                                         12,221

Partners' (Deficit) Capital
   General Partner                                             $ (131)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                       (8,033)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                        4,171        (3,993)
                                                                            $ 8,710

                See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)


                                                     Years Ended December 31,
                                                     2002                2001
                                                                      (Restated)
Revenues:
  Rental income                                     $ 3,394             $ 3,537
  Other income                                          386                 323
      Total revenues                                  3,780               3,860

Expenses:
  Operating                                           1,411               1,502
  General and administrative                            224                 295
  Depreciation                                          848                 840
  Interest                                              945                 847
  Property taxes                                        270                 252
  Loss on early extinguishment
    of debt (Note B)                                     --                  47
      Total expenses                                  3,698               3,783

Net income (Note C)                                  $ 82                  $ 77


Net income allocated to general
  partner (1%)                                        $ 1                 $ 1
Net income allocated to
  limited partners (99%)                                 81                  76

                                                     $ 82                $ 77

Net income per limited
  partnership unit                                   $ .47               $ .45

Distributions per limited
  partnership "A" units                             $ 7.11              $ 28.76
Distributions per limited
  partnership "B" units                              $ --               $ 8.24

                See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                                                              Total
                                                                            Partners'
                                        General       Limited Partners      (Deficit)
                                        Partner    "A" Units    "B" Units    Capital

Original capital contributions            $ 1       $ 9,706      $ 7,538    $ 17,245

Limited partnership units at
  December 31, 2002 and
  December 31, 2001                         --       96,284       75,152     171,436

Partners' (deficit) capital at
  December 31, 2000                     $ (117)     $(4,667)     $ 4,721      $ (63)

Distributions to partners                   (9)      (2,769)        (619)     (3,397)

Net income for the year ended
  December 31, 2001                          1           43           33          77

Partners' (deficit) capital at
  December 31, 2001                       (125)      (7,393)       4,135      (3,383)

Distributions to partners                   (7)        (685)          --        (692)

Net income for the year ended
  December 31, 2002                          1           45           36          82

Partners' (deficit) capital at
  December 31, 2002                     $ (131)     $(8,033)      $4,171    $ (3,993)


                See Accompanying Notes to Consolidated Financial Statements



                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 82        $ 77
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   848          840
     Amortization of loan costs                                      27           35
     Loss on early extinguishment of debt                            --           47
     Change in accounts:
      Receivables and deposits                                       (8)         (77)
      Other assets                                                    8           (4)
      Accounts payable                                              (51)          20
      Tenant security deposit liabilities                            13           (8)
      Accrued property taxes                                          9            1
      Other liabilities                                               1          (57)
          Net cash provided by operating activities                 929          874

Cash flows from investing activities:
  Property improvements and replacements                           (172)        (556)
  Net withdrawals from restricted escrows                           112          169
          Net cash used in investing activities                     (60)        (387)


Cash flows from financing activities:
  Payments on mortgage notes payable                               (300)        (134)
  Repayment of mortgage note payable                                 --       (6,000)
  Proceeds from mortgage note payable                                --        8,775
  Loan costs paid                                                    --         (281)
  Distributions to partners                                        (692)      (3,397)
          Net cash used in financing activities                    (992)      (1,037)

Net decrease in cash and cash equivalents                          (123)        (550)
Cash and cash equivalents at beginning of year                      342          892
Cash and cash equivalents at end of year                         $ 219        $ 342

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 915        $ 796


                See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunt Club Associates, Ltd. The general partner of Hunt Club Associates, Ltd. is the General Partner. The Partnership may remove the general partner of Hunt Club Associates, Ltd; therefore, this partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The Partnership Agreement provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are first allocated in the reverse order of any net losses then are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General Partner and 99% to the Unit holders until their capital accounts are depleted. Additional net losses are allocated to the General Partner. Net income per limited partnership unit for both 2002 and 2001 was computed as 99% of net income divided by 171,436 units outstanding.

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

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $201,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are accrued as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

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

Loan Costs

Loan costs of approximately $442,000 less accumulated amortization of approximately $46,000 are included in other assets and are being amortized by the straight-line method over the life of the respective loans. Amortization of loan costs is included in interest expense in the accompanying statements of operations. Amortization expense is expected to be approximately $21,000 for each of the years 2003 through 2007.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over thirty days. The General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Advertising

Advertising costs of approximately $57,000 and $58,000 for the years ended December 31, 2002 and 2001, respectively, are charged to expense as incurred and are included in operating expenses.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate was approximately $12,769,000 at December 31, 2002.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Shadow Brook Apartments of approximately $47,000 in operations rather than as an extraordinary item.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                        Principal      Monthly                           Principal
                       Balance At      Payment    Stated                  Balance
                      December 31,    Including  Interest   Maturity       Due At
Property                  2002        Interest     Rate       Date        Maturity
                           (in thousands)                              (in thousands)
Hunt Club
  1st mortgage           $ 3,706        $ 33       8.05%    09/01/20        $ --
Shadow Brook
  1st mortgage             8,515           69      7.10%    09/01/21           --

                         $12,221        $ 102                               $ --


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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003                 324
                               2004                 348
                               2005                 375
                               2006                 404
                               2007                 434
                            Thereafter           10,336
                                                $12,221

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              2002          2001
Net income as reported                        $ 82          $ 77
Add (deduct)
  Depreciation differences                        52            38
  Unearned income                                 (3)           70
  Gain on sale of investment property             --            96
  Other                                         (116)          (77)
Federal taxable income                        $ 15          $ 204
Federal taxable income per limited
  partnership unit                            $ .09        $ 1.18


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands) as of December 31, 2002:

Net liabilities as reported                  $ (3,993)
Land and buildings                                314
Accumulated depreciation                          824
Syndication fees                                1,975
Other                                             117

Net assets - tax basis                        $ (763)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $187,000 and $198,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $101,000 and $357,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 and $174,000 during the years ended December 31, 2002 and 2001, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $62,000 and $82,000 were paid for the years ended December 31, 2002 and 2001, respectively, in association with the distributions and are included in general and administrative expenses.

An affiliate of the General Partner received approximately $88,000 for services provided in conjunction with the refinancing of the mortgage encumbering Shadow Brook Apartments in August 2001 (see "Note B"). This cost was capitalized and is included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $50,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 62,627 "A" and 39,384 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, units holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation



                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings       Net Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                  Encumbrances      Land      Property       Acquisition
                            (in thousands)                            (in thousands)
Hunt Club Apartments           $ 3,706        $ 485       $ 5,673         $ 1,779
Shadow Brook Apartments          8,515           962        8,262           2,142

          Totals               $12,221       $ 1,447      $13,935         $ 3,921


                 Gross Amount At Which
                        Carried
                  At December 31, 2002
                    (in thousands)


                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Hunt Club      $ 485    $ 7,452   $ 7,937     $ 5,243         1979       05/87      5-30
Shadow Brook     962     10,404    11,366       6,160         1985       05/87      5-30

Totals        $1,447    $17,856   $19,303     $11,403


Reconciliation of "real estate and accumulated depreciation"

                                              Years Ended December 31,
                                                 2002          2001
                                                   (in thousands)
Real Estate
Balance at beginning of year                    $19,131       $18,700
  Property improvements                             172           431
Balance at end of year                          $19,303       $19,131

Accumulated Depreciation
Balance at beginning of year                    $10,555       $ 9,715
  Additions charged to expense                      848           840
Balance at end of year                          $11,403       $10,555

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $19,617,000 and $19,445,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $10,579,000 and $9,783,000, respectively.

Note F - Distributions

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at December 31, 2002 the "B" Unit holders have received excess distributions of approximately $1,328,000 (approximately $17.67 per "B" Unit). Approximately $1,303,000 of this amount is due to the "A" Unit holders (approximately $13.53 per "A" Unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" Unit holders until the "A" Unit holders receive the correct priority return. During the year ended December 31, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per "B" Unit and approximately $0.99 per "A" Unit) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The general partner of Multi-Benefit Realty Fund '87-1 (the "Partnership" or the "Registrant") is ConCap Equities, Inc. ("CEI" or the "General Partner"). The names of the director and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $18,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as noted below, no person or entity was known to CEI to own of record or beneficially more than 5% of the Units of the Partnership as of December 31, 2002.

                                               Number of         Percent
                                                 Units           of Total

      AIMCO Properties, LP (1)              33,744 A units        35.04%
         (an affiliate of AIMCO)            20,944 B units        27.87%

      Insignia Properties, LP (2)            2,243 A units        2.33%
         (an affiliate of AIMCO)               210 B units        0.28%

      Madison River Properties, LLC (2)     21,457 A units        22.29%
         (an affiliate of AIMCO)            13,822 B units        18.39%

      Cooper River Properties, LLC (2)       5,183 A units        5.38%
         (an affiliate of AIMCO)             4,408 B units        5.87%

(1) Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(2) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(b)   Beneficial Owners of Management

      As of December 31, 2002, neither CEI nor any of its directors or officers or associates of CEI own any units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2002, the following entity was known to CEI to be the beneficial owner of more than 5 percent of its common stock:

              Name and address         Number of CEI SHARES   Percent of Total

      Insignia Properties Trust (1)           100,000               100%

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $187,000 and $198,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $101,000 and $357,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 and $174,000 during the years ended December 31, 2002 and 2001, respectively. The fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $62,000 and $82,000 were paid for the years ended December 31, 2002 and 2001, respectively, in association with the distributions and are included in general and administrative expenses.

An affiliate of the General Partner received approximately $88,000 for services provided in conjunction with the refinancing of the mortgage encumbering Shadow Brook Apartments in August 2001. This cost was capitalized and is included in other assets on the consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $50,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 62,627 "A" and 39,384 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, units holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                              Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Multi-Benefit Realty Fund '87-1;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                              /s/Patrick J. Foye
                              Patrick J. Foye
                              Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Multi-Benefit Realty Fund '87-1;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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

10.18Letter dated  December 8, 1994 reporting a change in control of the General
     Partner of the Registrant. (Incorporated by reference to Form 8-K dated December 8, 1994).

10.21Purchase and Sale Contract  between  Registrant and Carlin Manor Investors,
     Ltd., an Ohio Limited Liability Company, dated April 7, 2000. (Incorporated by reference to the Current Report on Form 8-K dated June 13, 2000.)

10.22Multifamily   Note  dated  August  31,  2000,  by  and  between  Hunt  Club
     Associates, Ltd., a Texas limited partnership, and ARCS Commercial Mortgage Co., L.P., a California limited partnership relating to Hunt Club
     Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.)

10.23Multifamily  Note  dated  August 31,  2001,  by and  between  Multi-Benefit
     Realty Fund '87-1, a California limited partnership and GMAC Commercial Mortgage Corporation, a California corporation, relating to Shadow Brook Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.)

11 Statement regarding computation of Net Income per Unit of Depositary Receipt (Incorporated by reference to "Note A" of "Item 7. Financial Statements" of this Form 10-KSB).


99   Certification of Chief Executive Officer and Chief Financial Officer.





Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.