Form 10QSB
period 2003-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 2003-05-14
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-16684


                         MULTI-BENEFIT REALTY FUND '87-1
             (Exact name of registrant as specified in its charter)



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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  282
   Receivables and deposits                                                     134
   Other assets                                                                 445
   Investment properties:
       Land                                                  $ 1,447
       Buildings and related personal property                 17,912
                                                               19,359
       Less accumulated depreciation                          (11,616)        7,743
                                                                            $ 8,604
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 33
   Tenant security deposit liabilities                                           72
   Accrued property taxes                                                       246
   Other liabilities                                                            317
   Mortgage notes payable                                                    12,142

Partners' (Deficit) Capital
   General Partner                                            $ (133)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,199)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       4,126        (4,206)
                                                                            $ 8,604


            See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2003          2002
Revenues:
  Rental income                                                    $ 770         $ 850
  Other income                                                        100            98
       Total revenues                                                 870           948

Expenses:
  Operating                                                           400           385
  General and administrative                                           46            59
  Depreciation                                                        213           214
  Interest                                                            231           237
  Property taxes                                                       84            66
       Total expenses                                                 974           961

Net loss                                                           $ (104)       $ (13)

Net loss allocated to general partner                              $ (1)          $ --
Net loss allocated to limited partners                               (103)          (13)

                                                                   $ (104)       $ (13)

Net loss per limited partnership "A" and "B" units                 $(0.60)       $(0.08)

Distributions per limited partnership "A" units                    $ 1.12         $ --
Distributions per limited partnership "B" units                     $ --          $ --

            See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                             Total
                                                                           Partners'
                                     General        Limited Partners       (Deficit)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2002 and
   March 31, 2003                          --      96,284       75,152      171,436

Partners' (deficit) capital at
   December 31, 2002                  $ (131)    $ (8,033)    $ 4,171      $ (3,993)

Distributions to partners                  (1)       (108)          --         (109)

Net loss for the three months
   ended March 31, 2003                   (1)         (58)         (45)         (104)

Partners' (deficit) capital
   at March 31, 2003                  $ (133)    $ (8,199)    $ 4,126      $ (4,206)

            See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                   Three Months Ended
                                                                       March 31,
                                                                     2003         2002
Cash flows from operating activities:
  Net loss                                                         $ (104)      $ (13)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                     213          214
     Amortization of loan costs                                         6            7
     Change in accounts:
      Receivables and deposits                                         36            5
      Other assets                                                    (30)         (44)
      Accounts payable                                                 (3)         (44)
      Tenant security deposit liabilities                               9            1
      Accrued property taxes                                           84           66
      Other liabilities                                                96            8
         Net cash provided by operating activities                    307          200

Cash flows from investing activities:
  Property improvements and replacements                              (56)         (41)
  Net withdrawals from restricted escrows                              --          112
         Net cash (used in) provided by investing activities          (56)          71

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (79)         (73)
  Distributions to partners                                          (109)          --
         Net cash used in financing activities                       (188)         (73)

Net increase in cash and cash equivalents                              63          198

Cash and cash equivalents at beginning of period                      219          342
Cash and cash equivalents at end of period                         $ 282        $ 540

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 225        $ 231


            See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $49,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $25,000 and $44,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $10,000 were paid for the three months ended March 31, 2003 in association with operating distributions and are included in general and administrative expenses. There were no such fees paid during the three months ended March 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates were approximately $42,000 and $50,000, respectively.

Note C - Distributions

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" unit holders did not receive the correct priority return. As a result, at March 31, 2003 the "B" unit holders have been overpaid approximately $1,257,000 (approximately $16.73 per limited partnership "B" units). Approximately $1,232,000 of this amount is due to the "A" unit holders (approximately $12.80 per limited partnership "A" units) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" unit holders until the "A" unit holders receive the correct priority return. During the three months ended March 31, 2003, the "B" unit holders were entitled to approximately $32,000 (approximately $0.43 per limited partnership "B" units and approximately $0.33 per limited partnership "A" units) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Hunt Club Apartments                          91%        93%
         Indianapolis, Indiana
      Shadow Brook Apartments                       93%        96%
         West Valley City, Utah

The General Partner attributes the decrease in occupancy at Shadow Brook Apartments to military deployments and lower mortgage interest rates which have encouraged home ownership.

Results of Operations

The Partnership had a net loss of approximately $104,000 for the three months ended March 31, 2003 as compared to a net loss of approximately $13,000 for the three months ended March 31, 2002. The increase in net loss for the three months ended March 31, 2003 is due to a decrease in total revenue and an increase in total expenses.

Total revenues decreased for the three months ended March 31, 2003 primarily due to a decrease in rental income. Rental income decreased primarily due to a decrease in average rental rates and occupancy at both properties and an increase in concession costs and bad debt expenses primarily at Shadow Brook Apartments.

Total expenses increased for the three months ended March 31, 2003 primarily due to increases in operating and property tax expenses partially offset by reduced general and administrative expenses. Operating expenses increased primarily due to an increase in maintenance expenses partially offset by a decrease in administrative expenses. Maintenance expenses increased primarily due to increases in contract cleaning, plumbing repairs and snow removal at Hunt Club Apartments and also increased due to a decrease in capitalization of certain direct and indirect project costs, primarily payroll related costs at both properties. Administrative expenses decreased primarily due to decreases in credit collection and eviction costs at Hunt Club Apartments. Property tax expense increased at Hunt Club Apartments which is located in Indiana. During 2003, Indiana is adjusting its methodology for assessing property taxable values and tax rates, which is expected to result in a significant increase in property tax expense. General and administrative expenses decreased for the three months ended March 31, 2003 and 2002 due to reduced costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $282,000 as compared to approximately $540,000 at March 31, 2002. Cash and cash equivalents increased approximately $63,000 for the three months ended March 31, 2003, from December 31, 2002, due to approximately $307,000 of cash provided by operating activities, which was partially offset by approximately $188,000 of cash used in financing activities and approximately $56,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunt Club

During the three months ended March 31, 2003, the Partnership completed approximately $25,000 of capital improvements at Hunt Club Apartments, consisting primarily of floor covering and appliance replacements and water heater upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $65,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacement, water heater upgrades, siding replacement and exterior concrete upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Shadow Brook

During the three months ended March 31, 2003, the Partnership completed approximately $31,000 of capital improvements at Shadow Brook Apartments, consisting primarily of furniture and fixture upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $185,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, exterior painting, parking lot upgrades, exterior building improvements and roof replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures for 2003 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,142,000 is amortized over 20 years and matures September 1, 2020 and September 1, 2021 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                        Three Months      Per Limited      Three Months      Per Limited
                           Ended          Partnership          Ended         Partnership
                       March 31, 2003         Unit        March 31, 2002        Unit

Operations                 $ 109             $ 1.12            $ --             $ --

The limited partner portion of the distribution during the three months ended March 31, 2003 was approximately $108,000 to "A" unit holders or $1.12 per limited partnership "A" unit and zero to "B" unit holders. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" unit holders did not receive the correct priority return. As a result, at March 31, 2003 the "B" unit holders have been overpaid approximately $1,257,000 (approximately $16.73 per limited partnership "B" unit). Approximately $1,232,000 of this amount is due to the "A" unit holders (approximately $12.80 per limited partnership "A" units) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" unit holders until the "A" unit holders receive the correct priority return. During the three months ended March 31, 2003, the "B" unit holders were entitled to approximately $32,000 (approximately $0.43 per limited partnership "B" units and approximately $0.33 per limited partnership "A" units) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 62,627 "A" and 39,384 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, units holders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


            b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.