Form 10QSB
period 2003-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 2003-11-13
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 216
   Receivables and deposits                                                     110
   Other assets                                                                 442
   Assets held for sale                                                       4,948
   Investment property:
       Land                                                   $ 485
       Buildings and related personal property                  7,507
                                                                7,992
       Less accumulated depreciation                           (5,534)        2,458
                                                                            $ 8,174
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 56
   Tenant security deposit liabilities                                           36
   Accrued property taxes                                                       232
   Other liabilities                                                            262
   Mortgage note payable                                                      3,633
   Liabilities related to assets held for sale                                8,516

Partners' (Deficiency) Capital
   General Partner                                            $ (136)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,496)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       4,071        (4,561)
                                                                            $ 8,174


            See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                            2003         2002         2003        2002
                                                      (Restated)               (Restated)
Revenues:
  Rental income                            $ 277        $ 318        $ 910       $ 1,016
  Other income                                 60           47          150          124
      Total revenues                          337          365        1,060        1,140

Expenses:
  Operating                                   234          181          618          549
  General and administrative                   78           75          172          232
  Depreciation                                 95           95          291          293
  Interest                                     78           79          231          236
  Property taxes                               50           38          165          118
      Total expenses                          535          468        1,477        1,428

Loss from continuing operations              (198)        (103)        (417)        (288)
Income from discontinued operations            92           85          187          257
Net loss                                   $ (106)      $ (18)       $ (230)      $ (31)

Net loss allocated to general
  partner (1%)                              $ (1)        $ --         $ (2)       $ --
Net loss allocated to limited
  partners (99%)                             (105)         (18)        (228)         (31)
                                           $ (106)      $ (18)       $ (230)      $ (31)

Per limited partnership unit:
  Loss from continuing operations           (1.14)       (0.59)       (2.41)       (1.66)
  Income from discontinued operations        0.53         0.49         1.08         1.48
Net loss per limited partnership unit     $ (0.61)     $ (0.10)     $ (1.33)     $ (0.18)

Distributions per limited partnership
  "A" units                                $ 1.90       $ 2.05       $ 3.48      $ 7.11
Distributions per limited partnership
  "B" units                                 $ --         $ --         $ --        $ --

            See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                                Total
                                                                              Partners'
                                        General        Limited Partners     (Deficiency)
                                        Partner     "A" Units   "B" Units      Capital

Original capital contributions            $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2002 and
   September 30, 2003                        --       96,284       75,152      171,436

Partners' (deficiency) capital at
   December 31, 2002                    $ (131)     $ (8,033)    $ 4,171      $ (3,993)

Distributions to partners                    (3)        (335)          --         (338)

Net loss for the nine months
   ended September 30, 2003                  (2)        (128)        (100)        (230)

Partners' (deficiency) capital
   at September 30, 2003                $ (136)     $ (8,496)    $ 4,071      $ (4,561)

            See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net loss                                                       $ (230)      $ (31)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   636          638
     Amortization of loan costs                                      20           20
     Bad debt                                                       148           78
     Change in accounts:
      Receivables and deposits                                      (88)         (40)
      Other assets                                                  (41)         (10)
      Accounts payable                                               20          (48)
      Tenant security deposit liabilities                            14            7
      Accrued property taxes                                        149          119
      Other liabilities                                              90          108
         Net cash provided by operating activities                  718          841

Cash flows from investing activities:
  Property improvements and replacements                           (142)        (121)
  Net withdrawals from restricted escrows                            --          112
         Net cash used in investing activities                     (142)          (9)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (241)        (223)
  Distributions to partners                                        (338)        (692)
         Net cash used in financing activities                     (579)        (915)

Net decrease in cash and cash equivalents                            (3)         (83)

Cash and cash equivalents at beginning of period                    219          342
Cash and cash equivalents at end of period                       $ 216        $ 259

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 671        $ 688


            See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Shadow Brook Apartments, which was sold October 28, 2003, as income from discontinued operations.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $134,000 and $146,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and discontinued operations.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $71,000 and $125,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $30,000 and $62,000 were paid for the nine months ended September 30, 2003 and 2002, respectively, in association with operating distributions and are included in general and administrative expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Distributions

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" unit holders did not receive the correct priority return. As a result, at September 30, 2003 the "B" unit holders have been overpaid approximately $1,328,000 (approximately $17.67 per limited partnership "B" unit). Approximately $1,303,000 of this amount is due to the "A" unit holders (approximately $13.53 per limited partnership "A" unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" unit holders until the "A" unit holders receive the correct priority return. During the nine months ended September 30, 2003, the "B" unit holders were not entitled to any distributions.

Subsequent to September 30, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments (see Note D
- Subsequent Event). Due to the prior overpayment to "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to the "B" unit holders.

Note D - Subsequent Event

On October 28, 2003, the Partnership sold Shadow Brook Apartments to an unrelated third party for a gross sale price of $14,750,000. The net proceeds realized by the Partnership were approximately $6,108,000 after payment of closing costs and assumption of the mortgage by the buyer. The Partnership expects to recognize a gain of approximately $9,565,000 during the fourth quarter of 2003 as a result of the sale. In addition, the Partnership expects to recognize a loss on extinguishment of debt of approximately $251,000 as a result of unamortized loan costs being written off. The accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Shadow Brook Apartments as income from discontinued operations and includes revenues of approximately $1,611,000 and $1,711,000 for the nine months ended September 30, 2003 and 2002, respectively.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Hunt Club Apartments                          90%        94%
         Indianapolis, Indiana
      Shadow Brook Apartments                       95%        96%
         West Valley City, Utah

The General Partner attributes the decrease in occupancy at Hunt Club Apartments to a slow economy and lower mortgage interest rates which have encouraged home ownership.

Results of Operations

On October 28, 2003, the Partnership sold Shadow Brook Apartments to an unrelated third party for a gross sale price of $14,750,000. The net proceeds realized by the Partnership were approximately $6,108,000 after payment of closing costs and assumption of the mortgage by the buyer. The Partnership expects to recognize a gain of approximately $9,565,000 during the fourth quarter of 2003 as a result of the sale. In addition, the Partnership expects to recognize a loss on extinguishment of debt of approximately $251,000 as a result of unamortized loan costs being written off. The accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Shadow Brook Apartments as income from discontinued operations and includes revenues of approximately $1,611,000 and $1,711,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership recognized income from discontinued operations of approximately $187,000 and $257,000 for the nine months September 30, 2003 and 2002, respectively. The Partnership recognized income from discontinued operations of approximately $92,000 and $85,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease in income from discontinued operations for the nine month period was due to a decrease in rental revenue as a result of a slight decrease in occupancy, a decrease in average rental rates and an increase in bad debt and concession expenses at Shadow Brook Apartments. The increase in income for the three month period was due primarily to increases in lease cancellation fees and late charges at Shadow Brook Apartments.

The Partnership recognized losses from continuing operations of approximately $417,000 and $288,000 for the nine months ended September 30, 2003 and 2002, respectively. The Partnership recognized losses from continuing operations of approximately $198,000 and $103,000 for the three months ended September 30, 2003 and 2002, respectively. The increase in losses from continuing operations for the respective periods was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three and nine months ended September 30, 2003 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to decreases in both occupancy and average rental rates and an increase in bad debt expense at Hunt Club Apartments. Other income increased primarily due to an increase in lease cancellation fees and late charges partially offset by a decrease in utilities reimbursements at Hunt Club Apartments.

Total expenses increased for the three and nine months ended September 30, 2003 due primarily to increases in operating and property tax expenses. The increase in total expenses for the nine months ended September 30, 2003 was partially offset by a decrease in general and administrative expense. Depreciation and interest expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in utilities and contract cleaning and repairs partially offset by decreases in salaries and related employee expenses and management fees at Hunt Club Apartments. Property tax expense increased at Hunt Club Apartments which is located in Indiana. During 2003, Indiana adjusted its methodology for assessing property tax values and rates, which has resulted in a significant increase in property tax expense.

General and administrative expenses decreased for the nine months ended September 30, 2003 primarily due to reduced costs of services included in the management reimbursements paid to an affiliate of the General Partner as allowed under the Partnership Agreement and decreased fees paid to the General Partner in connection with distributions made from operations. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $216,000 as compared to approximately $259,000 at September 30, 2002. Cash and cash equivalents decreased approximately $3,000 for the nine months ended September 30, 2003, from December 31, 2002, due to approximately $579,000 and $142,000 of cash used in financing and investing activities, respectively,  partially  offset  by  approximately  $718,000  of  cash  used in operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunt Club

During the nine months ended September 30, 2003, the Partnership completed approximately $55,000 of capital improvements at Hunt Club Apartments, consisting primarily of floor covering and appliance replacements and water heater upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $13,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and siding replacements and exterior concrete upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Shadow Brook

During the nine months ended September 30, 2003, the Partnership completed approximately $87,000 of capital improvements at Shadow Brook Apartments, consisting primarily of water heater and furniture and fixture upgrades, appliance and floor covering replacements and air conditioning improvements. These improvements were funded from operating cash flow. Capital improvements of approximately $6,000 were expended during the period October 1, 2003 to October 28, 2003 when the property was sold, consisting primarily of appliances and floor covering replacements.

The additional capital expenditures for 2003 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunt Club Apartments of approximately $3,633,000 is being amortized over 20 years and matures September 1, 2020, at which time the mortgage is scheduled to be fully amortized. The mortgage indebtedness encumbering Shadow Brook Apartments of approximately $8,347,000 at September 30, 2003 was assumed by the buyer in connection with the sale of the property.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                  Nine Months Ended    Partnership   Nine Months Ended    Partnership
                  September 30, 2003      Unit      September 30, 2002        Unit

Operations              $ 338            $ 3.48            $ 692             $ 7.11

The limited partner portion of the distribution during the nine months ended September 30, 2003 was approximately $335,000 to "A" unit holders or $3.48 per limited partnership "A" unit and zero to "B" unit holders. The limited partner portion of the distribution during the nine months ended September 30, 2002 was approximately $685,000 to "A" unit holders or $7.11 per limited partnership "A" unit and zero to "B" Unit holders. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" unit holders did not receive the correct priority return. As a result, at September 30, 2003 the "B" unit holders have been overpaid approximately $1,328,000 (approximately $17.67 per limited partnership "B" unit). Approximately $1,303,000 of this amount is due to the "A" unit holders (approximately $13.53 per limited partnership "A" unit) and approximately $25,000 is due to the General Partner. All future distributions payable to the "B" Unit holders will be paid to the "A" unit holders until the "A" unit holders receive the correct priority return. During the nine months ended September 30, 2003, the "B" unit holders were not entitled to any distributions.

Subsequent to September 30, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments (see "Item
1. Financial Statements, Note D - Subsequent Event"). Due to the prior overpayment to "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to "B" unit holders.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 62,627 "A" and 39,384 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.04% and 52.41% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.