Form 10KSB
period 2003-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 2004-03-29
CIK 802200

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049

                                   Form 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $1,429,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing December 10, 1986, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, $60,000,000 of Units of Depositary Receipts (collectively, the "Units," and individually, "Unit"). Upon the closing of the offering, the Partnership received subscriptions for 172,436 Units resulting in gross proceeds of $17,244,000. The Units were sold in two different classes, ("A" Units and "B" Units) which are entitled to different rights and priorities as to cash distributions and Partnership allocations. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders ("Unit holders") thereof to participate in certain allocations and distributions of the Partnership. The original intent of the Partnership was that the "A" Units and "B" Units be allocated such that the "B" Units would not exceed 25% nor be less than 20% of the total amount of the Units sold. Upon closing of the offering and up through the current fiscal year, the "B" Units represented approximately 44% of the total amount of the Units sold. Several alternative procedures had been considered which would have allowed the Partnership to conform the unit allocations more closely to the original intended investment objectives; however, no economically feasible alternatives were determined to exist. The corporate limited partner of the Partnership was Multi-Benefit '87-1 Depositary Corporation, an affiliate of the General Partner. The Partnership may repurchase or retire any Units, at its absolute discretion, but is under no obligation to do so. Since its initial offering, 1,000 Units have been retired. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership originally acquired three apartment properties, one of which was sold prior to the calendar year 2002. On October 28, 2003, the Partnership sold another of its investment properties, Shadow Brook Apartments. The Partnership continues to own and operate one investment property as of December 31, 2003. See "Item 2. Description of Property". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

The Partnership has no employees. Management and administrative services are provided by the General Partner and agents retained by the General Partner. An affiliate of the General Partner provided such management services for the years ended December 31, 2003 and 2002.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand of similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                                   Date of
Property                           Purchase      Type of Ownership        Use

Hunt Club Apartments                 05/87   Fee ownership subject to  Apartment
  Indianapolis, Indiana                      first mortgage (1)        200 units

(1) The property is held by a limited partnership in which the Partnership owns a 99% interest.

Sale of Property

On October 28, 2003, the Partnership sold Shadow Brook Apartments to an unrelated third party for a gross sale price of $14,750,000. The net proceeds realized by the Partnership were approximately $6,303,000 after payment of closing costs and assumption of the mortgage by the buyer. The Partnership recognized a gain of approximately $9,640,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $251,000 as a result of unamortized loan costs being written off.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                             Gross
                            Carrying   Accumulated                        Federal
Property                     Value    Depreciation    Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Hunt Club Apartments        $ 8,022      $ 5,630      5-30     S/L        $ 3,377

See "Note A - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                       Principal                                         Principal
                       Balance At      Stated                             Balance
                      December 31,    Interest    Period    Maturity       Due At
Property                  2003          Rate     Amortized    Date      Maturity (1)
                     (in thousands)                                    (in thousands)
Hunt Club
  1st mortgage          $ 3,608        8.05%     20 years     09/20         $ --

(1) See "Note B - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for the property are as follows:

                                   Average Annual               Average Annual
                                    Rental Rates                  Occupancy
                                   (per unit)
Property                         2003           2002          2003          2002

Hunt Club Apartments            $7,574         $7,876          92%          93%

The General Partner attributes the decrease in average rental rates to the competitive market and weak economy in the Indianapolis area. Lower rents are being offered in an effort to retain tenants.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2003 for the property were as follows:

                                                2003            2003
                                                Taxes           Rate
                                           (in thousands)

       Hunt Club Apartments                     $158            2.36%

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $158,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $65,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

Capital Improvements

Hunt Club

During the year ended December 31, 2003, the Partnership completed approximately $85,000 of capital improvements at Hunt Club Apartments consisting primarily of floor covering and appliance replacements and water heater upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $110,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Shadow Brook

During the year ended December 31, 2003, the Partnership completed approximately $95,000 of capital expenditures at Shadow Brook Apartments consisting primarily of water heater and furniture and fixture upgrades, appliance and floor covering replacements and air conditioning improvements. These improvements were funded by operating cash flow. Shadow Brook Apartments was sold on October 28, 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

 Item 5. Market for the Partnership's Units of Depository Receipts and Related
                             Security Holder Matters

No established public trading market has developed for the Units of Depository Receipts ("Units") and it is not anticipated that such a market will develop in the future.

      Title of Class:                     Number of Record Unit holders:

      Units of Depositary Receipts
               A Units                    365 as of December 31, 2003
               B Units                    510 as of December 31, 2003

The Partnership offered and sold 172,436 "A" and "B" Units. At December 31, 2003, the Partnership had 96,284 "A" Units and 75,152 "B" Units outstanding. Affiliates of the General Partner held 63,163 "A" Units (65.60%) and 40,001 "B" Units (53.23%) at December 31, 2003.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2003.

                                                  Distributions
                                                   Per Limited         Per Limited
                                Aggregate        Partnership "A"     Partnership "B"

    01/01/02 - 12/31/02       $ 692,000 (1)           $ 7.11              $ 0.00
    01/01/03 - 12/31/03        6,223,000 (2)           54.07               13.07

(1)   Consists of $692,000 of cash from operations.

(2) Consists of $339,000 from operations and $5,884,000 of cash from the sale proceeds of Shadow Brook Apartments (see "Item 6" for further details).

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at December 31, 2002, the "B" Unit holders had received excess distributions of approximately $1,328,000 (approximately $17.67 per "B" Unit). Approximately $1,303,000 of this amount was due to the "A" Unit holders (approximately $13.53 per "A" Unit) and approximately $25,000 was due to the General Partner.

All future distributions payable to the "B" Unit holders were to be paid to the "A" Unit holders until the "A" Unit holders received the correct priority return. During the year ended December 31, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per "B" Unit and approximately $0.99 per "A" Unit) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment. During the year ended December 31, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments (see "Item 6" for further details) and approximately $339,000 from operations. Due to the prior overpayment to the "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to the "B" unit holders during 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties-Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,001 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.23% of the outstanding "A" and "B" Units, respectively, at December 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.23% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $9,096,000, as compared to net income of approximately $82,000 for the year ended December 31, 2002. The increase in net income is due to the recognition of a gain from sale of discontinued operations in 2003, partially offset by increases in losses from both continuing and discontinued operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of. SFAS No. 144 requires that long-lived assets held for sale or already disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Shadow Brook Apartments as (loss) income from discontinued operations. On October 28, 2003, the Partnership sold Shadow Brook Apartments to an unrelated third party, for a gross sale price of $14,750,000. The net proceeds realized by the Partnership were approximately $6,303,000 after payment of closing costs and assumption of the mortgage by the buyer. The Partnership realized a gain of approximately $9,640,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $251,000 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations in the accompanying consolidated statements of operations. The results of the property's operations for the year ended December 31, 2003 and 2002 are included in loss from discontinued operations of approximately $91,000 and income from discontinued operations of approximately $365,000, respectively, including revenues of approximately $1,757,000 and $2,248,000, respectively.

The Partnership's net loss from continuing operations for the year ended December 31, 2003 was approximately $453,000, as compared to a net loss from continuing operations of approximately $283,000 for the year ended December 31, 2002. The increase in loss from continuing operations is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased primarily due to a slight decrease in occupancy, a decrease in average rental rates and an increase in bad debt expense at Hunt Club Apartments. Other income increased primarily due to an increase in lease cancellation fees and late charges partially offset by a decrease in laundry income at Hunt Club Apartments.

Total expenses increased due primarily to an increase in operating expenses partially offset by decreases in interest, general and administrative and property tax expenses. Depreciation expense remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in utilities and contract cleaning and repairs as a result of water leaks at the property and a harsher winter partially offset by a decrease in employee expenses at Hunt Club Apartments. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property which reduced the average outstanding balance during the period. Property tax expense decreased due to the Partnership's appeal of the reassessed value of Hunt Club Apartments by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $158,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $65,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

General and administrative expense decreased due to the decrease in professional expenses associated with the management of the Partnership. Included in general and administrative expenses are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and management fees paid to the Managing General Partner in connection with distributions made from operations. Also included are costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $303,000 as compared to approximately $219,000 at December 31, 2002. Cash and cash equivalents increased approximately $84,000 from December 31, 2002 due to approximately $6,123,000 and $469,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,508,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of Shadow Brook Apartments slightly offset by the purchase of property improvements and replacements. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its property for the upcoming year and currently expects to budget approximately $110,000. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $3,608,000 is amortized over 20 years and matures September 1, 2020 at which time the loan is scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2003.

                                                  Distributions
                                                   Per Limited         Per Limited
                                Aggregate        Partnership "A"     Partnership "B"

    01/01/02 - 12/31/02       $ 692,000 (1)           $ 7.11              $ 0.00
    01/01/03 - 12/31/03        6,223,000 (2)           54.07               13.07

(1)   Consists of $692,000 of cash from operations.

(2) Consists of $339,000 from operations and $5,884,000 of cash from the sale proceeds of Shadow Brook Apartments.

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, at December 31, 2002, the "B" Unit holders had received excess distributions of approximately $1,328,000 (approximately $17.67 per "B" Unit). Approximately $1,303,000 of this amount was due to the "A" Unit holders (approximately $13.53 per "A" Unit) and approximately $25,000 was due to the General Partner.

All future distributions payable to the "B" Unit holders were to be paid to the "A" Unit holders until the "A" Unit holders received the correct priority return. During the year ended December 31, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per "B" Unit and approximately $0.99 per "A" Unit) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment. During the year ended December 31, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments and approximately $339,000 from operations. Due to the prior overpayment to "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to the "B" unit holders during 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,001 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.23% of the outstanding "A" and "B" Units, respectively, at December 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.23% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

                        MULTI-BENEFIT REALTY FUND '87-1

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Multi-Benefit Realty Fund '87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 16, 2004

                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                 $ 303
   Receivables and deposits                                                       63
   Other assets                                                                  148
   Investment property (Notes B and E):
      Land                                                     $ 485
      Buildings and related personal property                    7,537
                                                                 8,022
      Less accumulated depreciation                             (5,630)        2,392
                                                                            $ 2,906

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 40
   Tenant security deposit liabilities                                            42
   Accrued property taxes (Note G)                                               158
   Other liabilities                                                             178
   Mortgage note payable (Note B)                                              3,608

Partners' (Deficiency) Capital
   General Partner                                             $ (75)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                       (8,182)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                        7,137        (1,120)
                                                                            $ 2,906

           See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)

                                                          Years Ended December 31,
                                                            2003            2002
                                                                         (Restated)
Revenues:
  Rental income                                            $ 1,223        $ 1,337
  Other income                                                 206            195
      Total revenues                                         1,429          1,532

Expenses:
  Operating                                                    833            712
  General and administrative                                   212            224
  Depreciation                                                 387            390
  Interest                                                     306            319
  Property taxes                                               144            170
      Total expenses                                         1,882          1,815

Loss from continuing operations                               (453)          (283)
(Loss) income from discontinued operations                     (91)           365
Gain on sale of discontinued operations                      9,640             --

Net income                                                 $ 9,096          $ 82

Net income allocated to general partner (1%)                $ 91            $ 1
Net income allocated to limited partners (99%)               9,005             81

                                                           $ 9,096          $ 82
Per limited partnership unit:
  Loss from continuing operations                          $ (2.62)       $ (1.64)
  (Loss) income from discontinued operations                 (0.52)          2.11
  Gain on sale of discontinued operations                    55.67             --

Net income per limited partnership unit                    $ 52.53         $ 0.47

Distributions per limited partnership "A" units            $ 54.07         $ 7.11

Distributions per limited partnership "B" units            $ 13.07          $ --

           See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)


                                                                               Total
                                                                             Partners'
                                        General       Limited Partners     (Deficiency)
                                        Partner    "A" Units    "B" Units     Capital

Original capital contributions            $ 1       $ 9,706      $ 7,538     $ 17,245

Limited partnership units at
  December 31, 2003 and
  December 31, 2002                         --       96,284       75,152      171,436

Partners' (deficiency) capital at
  December 31, 2001                     $ (125)     $(7,393)     $ 4,135     $ (3,383)

Distributions to partners                   (7)        (685)          --         (692)

Net income for the year ended
  December 31, 2002                          1           45           36           82

Partners' (deficiency) capital at
  December 31, 2002                       (131)      (8,033)       4,171       (3,993)

Distributions to partners                  (35)      (5,206)        (982)      (6,223)

Net income for the year ended
  December 31, 2003                         91        5,057        3,948        9,096

Partners' (deficiency) capital at
  December 31, 2003                      $ (75)     $(8,182)     $ 7,137     $ (1,120)


           See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                Years Ended December 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net income                                                       $ 9,096       $ 82
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                      770          848
     Amortization of loan costs                                         24           27
     Bad debt                                                          169           --
     Gain on sale of investment property                            (9,640)          --
     Loss on early extinguishment of debt                              251           --
     Change in accounts:
      Receivables and deposits                                         (49)          (8)
      Other assets                                                      (2)           8
      Accounts payable                                                 (82)         (51)
      Tenant security deposit liabilities                              (21)          13
      Accrued property taxes                                            (4)           9
      Other liabilities                                                (43)           1
          Net cash provided by operating activities                    469          929

Cash flows from investing activities:
  Property improvements and replacements                              (180)        (172)
  Net proceeds from sale of investment property                      6,303          112
          Net cash provided by (used in) investing activities        6,123          (60)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (285)        (300)
  Distributions to partners                                         (6,223)        (692)
          Net cash used in financing activities                     (6,508)        (992)

Net increase (decrease) in cash and cash equivalents                    84         (123)
Cash and cash equivalents at beginning of year                         219          342
Cash and cash equivalents at end of year                            $ 303        $ 219

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 838        $ 915

Supplemental disclosure of non-cash activity:
Net proceeds from sale of investment property and repayment of mortgage note payable have been reduced by approximately $8,328,000 due to the assumption of the mortgage note payable by the buyer related to the sale of Shadow Brook
Apartments.


           See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership filed September 8, 1986. The Partnership commenced operations on February 27, 1987. The Partnership operated two apartment properties during 2002 and 2003, one located in Indiana and one located in Utah, which was sold October 28, 2003. ConCap Equities, Inc. ("CEI" or the "General Partner") is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

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

Partners' (Deficiency) Capital

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

The Partnership Agreement provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are first allocated in the reverse order of any net losses then are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General Partner and 99% to the Unit holders until their capital accounts are depleted. Additional net losses are allocated to the General Partner. Net income per limited partnership unit for both 2003 and 2002 was computed as 99% of net income divided by 171,436 units outstanding.

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

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $291,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are accrued as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 5-20 years.

Loan Costs

Loan costs of approximately $162,000 less accumulated amortization of approximately $41,000 are included in other assets and are being amortized by the effective interest method over the life of the loan. Amortization of loan costs is included in interest expense in the accompanying statements of operations. Amortization expense is expected to be approximately $12,000 for 2004, $11,000 for both 2005 and 2006 and $10,000 for both 2007 and 2008.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income on leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Advertising

Advertising costs of approximately $60,000 and $57,000 for the years ended December 31, 2003 and 2002, respectively, are charged to expense as incurred and are included in operating expenses and (loss) income from discontinued operations.

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate was approximately $4,117,000 at December 31, 2003.

Recent Accounting Pronouncements

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Shadow Brook Apartments, which was sold October 28, 2003, as (loss) income from discontinued operations.

Note B - Mortgage Note Payable

The principle terms of mortgage note payable are as follows:

                        Principal      Monthly                           Principal
                       Balance At      Payment    Stated                  Balance
                      December 31,    Including  Interest   Maturity       Due At
Property                  2003        Interest     Rate       Date        Maturity
                           (in thousands)                              (in thousands)
Hunt Club
  1st mortgage           $ 3,608        $ 33       8.05%    09/01/20        $ --

The mortgage note payable is non-recourse and is secured by pledge of the respective apartment property and by pledge of revenues from the respective apartment property. The note requires prepayment penalties if repaid prior to maturity and prohibits resale of the property subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004              $ 106
                               2005                 115
                               2006                 125
                               2007                 135
                               2008                 147
                            Thereafter            2,980
                                                $ 3,608

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              2003          2002
Net income as reported                       $ 9,096        $ 82
Add (deduct)
  Depreciation differences                       107            52
  Unearned income                                (74)           (3)
  Gain on sale of investment property           (249)           --
  Other                                           34          (116)
Federal taxable income                       $ 8,914        $ 15
Federal taxable income per limited
  partnership unit:
    "A" Units                                $ 75.86       $ 0.15
    "B" Units                                $ 9.33         $ --

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets (in thousands) as of December 31, 2003:

Net liabilities as reported                   $(1,120)
Land and buildings                                 88
Accumulated depreciation                          897
Syndication fees                                1,975
Other                                              88

Net assets - tax basis                        $ 1,928

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $169,000 and $187,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $94,000 and $101,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 during the year ended December 31, 2002. The fees are calculated based on a percentage of current year additions to investment property. There were no such fees for the year ended December 31, 2003.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $30,000 and $62,000 were paid during the years ended December 31, 2003 and 2002, respectively, in association with the distributions from operations and are included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,001 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.23% of the outstanding "A" and "B" Units, respectively, at December 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.23% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings       Net Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                  Encumbrances      Land      Property       Acquisition
                            (in thousands)                            (in thousands)
Hunt Club Apartments           $ 3,608        $ 485       $ 5,673         $ 1,864


                 Gross Amount At Which Carried
                      At December 31, 2003
                      (in thousands)
                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Hunt Club      $ 485    $ 7,537   $ 8,022     $ 5,630         1979       05/87      5-30

Reconciliation of "real estate and accumulated depreciation"

                                              Years Ended December 31,
                                                 2003          2002
                                                   (in thousands)
Real Estate
Balance at beginning of year                   $ 19,303      $ 19,131
  Property improvements                             180           172
  Sale of investment property                   (11,461)           --
Balance at end of year                          $ 8,022      $ 19,303

Accumulated Depreciation
Balance at beginning of year                   $ 11,403      $ 10,555
  Additions charged to expense                      770           848
  Sale of investment property                    (6,543)           --
Balance at end of year                          $ 5,630      $ 11,403

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $8,110,000 and $19,617,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $4,733,000 and $10,579,000, respectively.

Note F - Disposition of Investment Property

On October 28, 2003, the Partnership sold Shadow Brook Apartments to an unrelated third party for a gross sale price of $14,750,000. The net proceeds realized by the Partnership were approximately $6,303,000 after payment of closing costs and assumption of the mortgage by the buyer. The Partnership recognized a gain of approximately $9,640,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $251,000 as a result of unamortized loan costs being written off and is included in loss from discontinued operations. The accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Shadow Brook Apartments as (loss) income from discontinued operations and includes revenues of approximately $1,757,000 and $2,248,000 for the years ended December 31, 2003 and 2002, respectively.

Note G - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $158,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $65,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons;  Compliance with
         Section 16(a) of the Exchange Act

The general partner of Multi-Benefit Realty Fund '87-1 (the "Partnership" or the "Registrant") is ConCap Equities, Inc. ("CEI" or the "General Partner"). The names of the directors and officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor the officers of the General Partner received any remuneration from the Registrant during the years ended December 31, 2003 and 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known to CEI to own of record or beneficially more than 5% of the Units of the Partnership as of December 31, 2003.

                                               Number of         Percent
                                                 Units           of Total

      AIMCO Properties, L.P. (1)            34,280 A units        35.60%
        (an affiliate of AIMCO)             21,561 B units        28.69%

      AIMCO IPLP, L.P. (2)                   2,243 A units        2.33%
        (an affiliate of AIMCO and             210 B units        0.28%
        formerly known as Insignia
        Properties, L.P.)

      Madison River Properties, LLC (2)     21,457 A units        22.29%
        (an affiliate of AIMCO)             13,822 B units        18.39%

      Cooper River Properties, LLC (2)       5,183 A units        5.38%
        (an affiliate of AIMCO)              4,408 B units        5.87%

(1) Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(2) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(b)   Beneficial Owners of Management

      As of December 31, 2003, neither CEI nor any of its directors or officers or associates of CEI own any units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

As of December 31, 2003, the following entity was known to CEI to be the beneficial owner of more than 5 percent of its common stock:

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $169,000 and $187,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $94,000 and $101,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 during the year ended December 31, 2002. The fees are calculated based on a percentage of current year additions to investment property. There were no such fees for the year ended December 31, 2003.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $30,000 and $62,000 were paid during the years ended December 31, 2003 and 2002, respectively, in association with the distributions from operations and are included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,001 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.23% of the outstanding "A" and "B" Units, respectively, at December 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.23% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2003:

            Current Report on Form 8-K dated October 28, 2003 and filed on November 10, 2003 disclosing the sale of Shadow Brook Apartments.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $41,000 and $42,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $12,000 and $13,000, respectively.


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


                                    MULTI-BENEFIT REALTY FUND '87-1


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit

3.1 Agreement of Limited Partnership, incorporated by reference to Exhibit A-5 to the Prospectus of the Registrant dated December 10, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

3.2  Certificate   of  Limited   Partnership   (incorporated   by  reference  to
     Registration Statement of Registrant (File No. 3-38908) filed December 10, 1986, as amended to date).

4 Depositary Agreement (Incorporated by reference to Registration Statement of Registrant (File No. 33-8908) filed December 10, 1986, as amended by date).

10.12Letter of Notice dated December 20, 1991, from Partnership  Services,  Inc.
     ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.15Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

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

10.24Purchase and Sale Contract between  Multi-Benefit Realty Fund '87-1 and RDO
     Properties, LLC, dated August 7, 2003. (Incorporated by reference to the Current Report on Form 8-K dated October 28, 2003.)

10.25Amendment to Purchase and Sale Contract between  Multi-Benefit  Realty Fund
     '87-1 and RDO Properties, LLC, dated September 11, 2003. (Incorporated by reference to the Current Report on Form 8-K dated October 28, 2003.)

10.26Second  Amendment  to  Purchase  and Sale  Contract  between  Multi-Benefit
     Realty Fund '87-1 and RDO Properties, LLC, dated September 18, 2003. (Incorporated by reference to the Current Report on Form 8-K dated October 28, 2003.)

10.27Third Amendment to Purchase and Sale Contract between  Multi-Benefit Realty
     Fund '87-1 and RDO Properties, LLC, dated October 10, 2003. (Incorporated by reference to the Current Report on Form 8-K dated October 28, 2003.)

31.1 Certification  of  equivalent  of  Chief  Executive   Officer  pursuant  to
     Securities Exchange Act Rules  13a-14(a)/15d-14(a),  as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification  of  equivalent  of  Chief  Financial   Officer  pursuant  to
     Securities Exchange Act Rules  13a-14(a)/15d-14(a),  as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                Martha L. Long
                                Senior Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.