Form 10QSB
period 2004-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 2004-05-14
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 320
   Receivables and deposits                                                     134
   Other assets                                                                 158
   Investment property:
       Land                                                   $ 485
       Buildings and related personal property                  7,545
                                                                8,030
       Less accumulated depreciation                           (5,727)        2,303
                                                                            $ 2,915
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 94
   Tenant security deposit liabilities                                           37
   Accrued property taxes                                                       199
   Other liabilities                                                            204
   Mortgage note payable                                                      3,582

Partners' (Deficiency) Capital
   General Partner                                             $ (76)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,227)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       7,102        (1,201)
                                                                            $ 2,915


        See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004          2003
                                                                               (Restated)
Revenues:
  Rental income                                                    $ 309         $ 313
  Other income                                                         54            45
       Total revenues                                                 363           358

Expenses:
  Operating                                                           205           207
  General and administrative                                           28            46
  Depreciation                                                         97            98
  Interest                                                             75            77
  Property taxes                                                       39            58
       Total expenses                                                 444           486

Loss from continuing operations                                       (81)         (128)
Income from discontinued operations                                    --            24
Net loss                                                           $ (81)        $ (104)

Net loss allocated to general partner (1%)                         $ (1)         $ (1)
Net loss allocated to limited partners (99%)                          (80)         (103)

                                                                   $ (81)        $ (104)
Per limited partnership unit:
  Loss from continuing operations                                  $(0.47)       $(0.74)
  Income from discontinued operations                                  --          0.14

Net loss per limited partnership "A" and "B" units                 $(0.47)       $(0.60)

Distributions per limited partnership "A" units                     $ --         $ 1.12
Distributions per limited partnership "B" units                     $ --          $ --


        See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                             Total
                                                                           Partners'
                                     General        Limited Partners     (Deficiency)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2003 and
   March 31, 2004                         --       96,284      75,152       171,436

Partners' (deficiency) capital
   at December 31, 2003               $ (75)      $(8,182)    $ 7,137      $ (1,120)

Net loss for the three months
   ended March 31, 2004                   (1)         (45)        (35)          (81)

Partners' (deficiency) capital
   at March 31, 2004                  $ (76)      $(8,227)    $ 7,102      $ (1,201)


        See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                   Three Months Ended
                                                                       March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net loss                                                         $ (81)      $ (104)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                      97          213
     Amortization of loan costs                                         3            6
     Change in accounts:
      Receivables and deposits                                        (71)          36
      Other assets                                                    (13)         (30)
      Accounts payable                                                 54           (3)
      Tenant security deposit liabilities                              (5)           9
      Accrued property taxes                                           41           84
      Other liabilities                                                26           96
         Net cash provided by operating activities                     51          307

Cash flows used in investing activities:
  Property improvements and replacements                               (8)         (56)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (26)         (79)
  Distributions to partners                                            --         (109)
         Net cash used in financing activities                        (26)        (188)

Net increase in cash and cash equivalents                              17           63

Cash and cash equivalents at beginning of period                      303          219
Cash and cash equivalents at end of period                         $ 320        $ 282

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 72        $ 225



        See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Shadow Brook Apartments which was sold October 28, 2003, as income from discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $43,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $15,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $10,000 were paid for the three months ended March 31, 2003 in association with operating distributions and are included in general and administrative expenses. There were no such fees paid during the three months ended March 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $12,000. The Partnership was charged approximately $42,000 for 2003.

Note C - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Hunt Club Apartments                          92%        91%
         Indianapolis, Indiana

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the Partnership's remaining investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership had a net loss of approximately $81,000 for the three months ended March 31, 2004 as compared to a net loss of approximately $104,000 for the three months ended March 31, 2003. The decrease in net loss is due to a decrease in total expenses partially offset by a decrease in income from discontinued operations. Total revenues remained relatively constant for the comparable periods.

The accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Shadow Brook Apartments which was sold October 28, 2003, as income from discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of the property's operations for the three months ended March 31, 2003 are included in income from discontinued operations of approximately $24,000 which includes revenues of approximately $512,000.

The Partnership's loss from continuing operations for the three months ended March 31, 2004 was approximately $81,000, as compared to a loss from continuing operations of approximately $128,000 for the three months ended March 31, 2003. The decrease in loss from continuing operations is due to a decrease in total expenses. Total revenues remained relatively constant for the comparable periods.

Total expenses from continuing operations for the three months ended March 31, 2004 decreased primarily due to decreases in general and administrative and property tax expenses. Depreciation, operating and interest expenses remained relatively constant for the comparable periods. Property tax expense decreased due to the Partnership's appeal of the reassessed value of Hunt Club Apartments by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and, in certain situations, the remaining liability for the 2002 and 2003 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $74,000 of additional property taxes related to the 2002, 2003 and the first quarter of 2004 tax years. The Partnership believes that the recorded liability is its best estimate of the amounts ultimately to be paid for Indiana property taxes.

General and administrative expenses decreased for the three months ended March 31, 2004 primarily due to reduced costs of services included in the management reimbursements paid to an affiliate of the General Partner as allowed under the Partnership Agreement and decreased fees paid to the General Partner in connection with distributions made from operations. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $320,000 as compared to approximately $282,000 at March 31, 2003. Cash and cash equivalents increased approximately $17,000 from December 31, 2003 due to approximately $51,000 of cash provided by operating activities partially offset by approximately $26,000 and $8,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's remaining property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's remaining property are detailed below.

Hunt Club

During the three months ended March 31, 2004, the Partnership completed approximately $8,000 of capital improvements at Hunt Club Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $102,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunt Club Apartments of approximately $3,582,000 is amortized over 20 years and matures September 1, 2020 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                        Three Months      Per Limited      Three Months      Per Limited
                           Ended          Partnership          Ended         Partnership
                       March 31, 2004         Unit        March 31, 2003        Unit

Operations                  $ --              $ --             $ 109           $ 1.12

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, as of December 31, 2002, the "B" Unit holders had received excess distributions of approximately $1,328,000 (approximately $17.67 per "B" Unit). Approximately $1,303,000 of this amount was due to the "A" Unit holders (approximately $13.53 per "A" Unit) and approximately $25,000 was due to the General Partner. All future distributions payable to the "B" Unit holders were to be paid to the "A" Unit holders until the "A" Unit holders received the correct priority return. Accordingly, the limited partner portion of the distribution during the three months ended March 31, 2003 was approximately $108,000 to the "A" unit holders or $1.12 per limited partnership unit and zero to "B" unit holders. During the year ended December 31, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments and approximately $339,000 from operations. Due to the prior overpayment to "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to the "B" unit holders during 2003. There were no distributions made during the three months ended March 31, 2004.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,101 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.36% of the outstanding "A" and "B" Units, respectively, at March 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.36% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment of the Partnership's asset.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.