Form 10QSB
period 2004-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 2004-08-13
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 162
   Receivables and deposits                                                      76
   Other assets                                                                 182
   Investment property:
       Land                                                   $ 485
       Buildings and related personal property                  7,644
                                                                8,129
       Less accumulated depreciation                           (5,825)        2,304
                                                                            $ 2,724
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 148
   Tenant security deposit liabilities                                           36
   Accrued property taxes                                                       145
   Other liabilities                                                            189
   Mortgage note payable                                                      3,556

Partners' (Deficiency) Capital
   General Partner                                             $ (77)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,310)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       7,037        (1,350)
                                                                            $ 2,724


        See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                            2004          2003        2004        2003
                                                       (Restated)              (Restated)
Revenues:
  Rental income                             $ 291        $ 320        $ 600       $ 633
  Other income                                  41           45           95          90
      Total revenues                           332          365          695         723

Expenses:
  Operating                                    237          177          442         384
  General and administrative                    30           48           58          94
  Depreciation                                  98           98          195         196
  Interest                                      75           76          150         153
  Property taxes                                41           57           80         115
      Total expenses                           481          456          925         942

Loss from continuing operations               (149)         (91)        (230)       (219)
Income from discontinued operations             --           71           --          95
Net loss                                   $ (149)       $ (20)      $ (230)     $ (124)

Net loss allocated to general
  partner (1%)                              $ (1)         $ --        $ (2)       $ (1)
Net loss allocated to limited
  partners (99%)                              (148)         (20)        (228)       (123)
                                           $ (149)       $ (20)      $ (230)     $ (124)
Per limited partnership unit:
  Loss from continuing operations          $ (0.86)     $ (0.53)     $ (1.33)    $ (1.27)
  Income from discontinued operations           --         0.41           --        0.55
Net loss per limited partnership "A"
  and "B" units                            $ (0.86)     $ (0.12)     $ (1.33)    $ (0.72)

Distributions per limited partnership
  "A" units                                 $ --          $ --        $ --       $ 1.58
Distributions per limited partnership
  "B" units                                 $ --          $ --        $ --        $ --

        See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                             Total
                                                                           Partners'
                                     General        Limited Partners     (Deficiency)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2003 and
   June 30, 2004                          --       96,284      75,152       171,436

Partners' (deficiency) capital
   at December 31, 2003               $ (75)      $(8,182)    $ 7,137      $ (1,120)

Net loss for the six months
   ended June 30, 2004                    (2)        (128)       (100)         (230)

Partners' (deficiency) capital
   at June 30, 2004                   $ (77)      $(8,310)    $ 7,037      $ (1,350)

        See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                     Six Months Ended
                                                                         June 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net loss                                                          $ (230)      $ (124)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                       195          428
     Amortization of loan costs                                           6           12
     Bad debt                                                            24           82
     Change in accounts:
      Receivables and deposits                                          (37)         (97)
      Other assets                                                      (40)         (48)
      Accounts payable                                                   31           --
      Tenant security deposit liabilities                                (6)          13
      Accrued property taxes                                            (13)         168
      Other liabilities                                                  11           77
         Net cash (used in) provided by operating activities            (59)         511

Cash flows used in investing activities:
  Property improvements and replacements                                (30)         (96)

Cash flows from financing activities:
  Payments on mortgage notes payable                                    (52)        (159)
  Distributions to partners                                              --         (153)
         Net cash used in financing activities                          (52)        (312)

Net (decrease) increase in cash and cash equivalents                   (141)         103

Cash and cash equivalents at beginning of period                        303          219
Cash and cash equivalents at end of period                           $ 162        $ 322

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 144        $ 449

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                           $ 77         $ --

        See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Shadow Brook Apartments which was sold October 28, 2003, as income from discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

Reclassification

Certain balances from 2003 have been reclassified to conform to the current year presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$35,000  and  $89,000  for  the  six  months  ended  June  30,  2004  and  2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $29,000 and $47,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $14,000 were paid for the six months ended June 30, 2003 in association with operating distributions and are included in general and administrative expenses. There were no such fees paid during the six months ended June 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $12,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Hunt Club Apartments                          89%        92%
        Indianapolis, Indiana

The General Partner attributes the decrease in occupancy at Hunt Club Apartments to lower interest rates which have encouraged home ownership.

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

Results of Operations

The Partnership had a net loss for the three and six months ended June 30, 2004 of approximately $149,000 and $230,000, respectively, as compared to a net loss of approximately $20,000 and $124,000 for the three and six months ended June 30, 2003, respectively. The increase in net loss for the three months ended June 30, 2004 was due to a decrease in total revenues, a decrease in income from discontinued operations and an increase in total expenses. The increase in net loss for the six months ended June 30, 2004, was due to a decrease in total revenues and a decrease in income from discontinued operations offset slightly by a decrease in total expenses.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Shadow Brook Apartments which sold October 28, 2003, as income from discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of the property's operations for the three and six months ended June 30, 2003 are included in income from discontinued operations of approximately $71,000 and $95,000, respectively, which includes revenues of approximately $544,000 and $1,056,000, respectively.

The Partnership's loss from continuing operations for the three and six months ended June 30, 2004 was approximately $149,000 and $230,000, respectively, compared to a loss from continuing operations of approximately $91,000 and $219,000 for the three and six months ended June 30, 2003, respectively. The increase in loss from continuing operations for the three months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The increase in loss from continuing operations for the six months ended June 30, 2004 is due to a decrease in total revenues offset slightly by a decrease in total expenses.

The decrease in total revenues for both the three and six months ended June 30, 2004 was due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased due to a decrease in occupancy and the average rental rate at Hunt Club Apartments.

Total  expenses  for the three  months  ended  June 30,  2004  increased  due to increases in operating expenses offset by decreases in general and administrative and property tax expenses. Total expenses for the six months ended June 30, 2004 decreased due to decreases in general and administrative and property tax expenses offset by an increase in operating expenses. Depreciation and interest expenses remained relatively constant for the comparable periods. Operating expenses increased for both periods due to an increase in maintenance expense at Hunt Club Apartments. Maintenance expenses increased due to increases in contract services and repairs. Property tax expense decreased for both periods due to the Partnership's appeal of the reassessed value at Hunt Club
Apartments by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Hunt Club Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004, and in certain situations, the remaining liability for the 2002 and 2003 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $83,000 of additional property taxes related to the 2002, 2003 and the first half of 2004 tax years. The Partnership believes that the recorded liability is its best estimate of the amounts ultimately to be paid for Indiana property taxes.

General and administrative expenses decreased for both the three and six months ended June 30, 2004 primarily due to reduced costs of services included in the management reimbursements paid to an affiliate of the General Partner as allowed under the Partnership Agreement and decreased fees paid to the General Partner in connection with distributions made from operations. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $162,000 as compared to approximately $322,000 at June 30, 2003. Cash and cash equivalents decreased approximately $141,000 from December 31, 2003 due to approximately $59,000, $52,000 and $30,000 of cash used in operating, financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Hunt Club

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $107,000 of capital improvements at Hunt Club Apartments, consisting primarily of plumbing enhancements, furniture and fixture improvements, appliances and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $94,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunt Club Apartments of approximately $3,556,000 is amortized over 20 years and matures September 1, 2020 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                                          Per Limited                        Per Limited
                      Six Months Ended    Partnership    Six Months Ended    Partnership
                       June 30, 2004          Unit         June 30, 2003        Unit

Operations                  $ --              $ --             $ 153           $ 1.58

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, as of December 31, 2002, the "B" Unit holders had received excess distributions of approximately $1,328,000 (approximately $17.67 per "B" Unit). Approximately $1,303,000 of this amount was due to the "A" Unit holders (approximately $13.53 per "A" Unit) and approximately $25,000 was due to the General Partner. All future distributions payable to the "B" Unit holders were to be paid to the "A" Unit holders until the "A" Unit holders received the correct priority return. Accordingly, the limited partner portion of the distribution during the six months ended June 30, 2003 was approximately $152,000 to the "A" unit holders or $1.58 per limited partnership unit and zero to "B" unit holders. During the year ended December 31, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments and approximately $339,000 from operations. Due to the prior overpayment to "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to the "B" unit holders during 2003. There were no distributions made during the six months ended June 30, 2004.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at June 30, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    MULTI-BENEFIT REALTY FUND '87-1


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

10.24 Purchase and Sale Contract between Multi-Benefit Realty Fund '87-1 and RDO Properties, LLC, dated August 7, 2003. (Incorporated by reference to the Current Report on Form 8-K dated October 28, 2003.)

10.25 Amendment to Purchase and Sale Contract between Multi-Benefit Realty Fund '87-1 and RDO Properties, LLC, dated September 11, 2003. (Incorporated by reference to the Current Report on Form 8-K dated October 28, 2003.)

10.26 Second Amendment to Purchase and Sale Contract between Multi-Benefit Realty Fund '87-1 and RDO Properties, LLC, dated September 18, 2003. (Incorporated by reference to the Current Report on Form 8-K dated October 28, 2003.)

10.27 Third Amendment to Purchase and Sale Contract between Multi-Benefit Realty Fund '87-1 and RDO Properties, LLC, dated October 10, 2003. (Incorporated by reference to the Current Report on Form 8-K dated October 28, 2003.)

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice    President   of   ConCap
                                    Equities,  Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Multi-Benefit Realty Fund '87-1;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  ConCap   Equities,
                                    Inc.,  equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.