Form 10QSB
period 2004-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 2004-11-12
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 38
   Receivables and deposits                                                     131
   Other assets                                                                 177
   Investment property:
       Land                                                   $ 485
       Buildings and related personal property                  7,659
                                                                8,144
       Less accumulated depreciation                           (5,919)        2,225
                                                                            $ 2,571
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 29
   Tenant security deposit liabilities                                           34
   Accrued property taxes                                                       152
   Other liabilities                                                            197
   Due to affiliates (Note B)                                                    15
   Mortgage note payable                                                      3,529

Partners' (Deficiency) Capital
   General Partner                                             $ (78)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,329)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       7,022        (1,385)
                                                                            $ 2,571

                See Accompanying Notes to Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                            2004         2003         2004        2003

Revenues:
  Rental income                            $ 306        $ 277        $ 906        $ 910
  Other income                                 45           60          140          150
      Total revenues                          351          337        1,046        1,060

Expenses:
  Operating                                   215          234          657          618
  General and administrative                   12           78           70          172
  Depreciation                                 94           95          289          291
  Interest                                     74           78          224          231
  Property taxes (Note C)                      (9)          50           71          165
      Total expenses                          386          535        1,311        1,477

Loss from continuing operations               (35)        (198)        (265)        (417)
Income from discontinued operations            --           92           --          187
Net loss                                   $ (35)       $ (106)      $ (265)     $ (230)

Net loss allocated to general
  partner (1%)                              $ (1)        $ (1)        $ (3)       $ (2)
Net loss allocated to limited
  partners (99%)                              (34)        (105)        (262)        (228)
                                           $ (35)       $ (106)      $ (265)     $ (230)

Per limited partnership unit:
  Loss from continuing operations         $ (0.20)     $ (1.14)     $ (1.53)     $ (2.41)
  Income from discontinued operations          --         0.53           --         1.08
Net loss per limited partnership unit     $ (0.20)     $ (0.61)     $ (1.53)     $ (1.33)

Distributions per limited partnership
  "A" units                                 $ --        $ 1.90        $ --       $ 3.48
Distributions per limited partnership
  "B" units                                 $ --         $ --         $ --        $ --


                See Accompanying Notes to Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                                Total
                                                                              Partners'
                                        General        Limited Partners     (Deficiency)
                                        Partner     "A" Units   "B" Units      Capital

Original capital contributions            $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2003 and
   September 30, 2004                        --       96,284       75,152      171,436

Partners' (deficiency) capital at
   December 31, 2003                     $ (75)     $ (8,182)    $ 7,137      $ (1,120)

Net loss for the nine months
   ended September 30, 2004                  (3)        (147)        (115)        (265)

Partners' (deficiency) capital
   at September 30, 2004                 $ (78)     $ (8,329)    $ 7,022      $ (1,385)

                        See Accompanying Notes to Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                      2004     2003
Cash flows from operating activities:
  Net loss                                                       $ (265)     $ (230)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                   289          636
     Amortization of loan costs                                       9           20
     Bad debt                                                        38          148
     Change in accounts:
      Receivables and deposits                                     (106)         (88)
      Other assets                                                  (38)         (41)
      Accounts payable                                              (11)          20
      Tenant security deposit liabilities                            (8)          14
      Accrued property taxes                                         (6)         149
      Other liabilities                                              19           90
      Due to affiliates                                              15           --
         Net cash (used in) provided by operating
             activities                                             (64)         718

Cash flow used in investing activities:
  Property improvements and replacements                           (122)        (142)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (79)        (241)
  Distributions to partners                                          --         (338)
         Net cash used in financing activities                      (79)        (579)

Net decrease in cash and cash equivalents                          (265)          (3)

Cash and cash equivalents at beginning of period                    303          219
Cash and cash equivalents at end of period                        $ 38        $ 216

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 216        $ 671


                See Accompanying Notes to Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Shadow Brook Apartments which was sold October 28, 2003, as income from discontinued operations.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $51,000 and $134,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $50,000 and $71,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $7,000 for the nine months ended September 30, 2004. There were no such fees for the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of current year additions to the investment property. At September 30, 2004, approximately $15,000 of reimbursements for services were accrued by the Partnership and included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $30,000 were paid for the nine months ended September 30, 2003 in association with operating distributions and are included in general and administrative expenses. There were no such fees paid during the nine months ended September 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Property Taxes

During 2003, the state of Indiana implemented a reassessment of property values. The Partnership successfully appealed the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $48,000 was recorded during the third quarter of 2004. The appeal resulted in a lower assessed value which resulted in a refund of 2002 taxes paid in 2003, a reduction in the 2003 taxes to be paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Hunt Club Apartments                          90%        90%
        Indianapolis, Indiana

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the Partnership's remaining investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership had a net loss for the three and nine months ended September 30, 2004 of approximately $35,000 and $265,000, respectively, as compared to a net loss of approximately $106,000 and $230,000 for the three and nine months ended September 30, 2003, respectively. The decrease in net loss for the three months ended September 30, 2004 was due to a decrease in total expenses and an increase in total revenues partially offset by a decrease in income from discontinued operations. The increase in net loss for the nine months ended September 30, 2004, was due to a decrease in income from discontinued operations and a decrease in total revenues partially offset by a decrease in total expenses.

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations reflect the operations of Shadow Brook Apartments which sold October 28, 2003, as income from discontinued operations. The results of the property's operations for the three and nine months ended September 30, 2003 are included in income from discontinued operations of approximately $92,000 and $187,000, respectively, which includes revenues of approximately $555,000 and $1,611,000, respectively.

The Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $35,000 and $265,000, respectively, compared to a loss from continuing operations of approximately $198,000 and $417,000 for the three and nine months ended September 30, 2003, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2004 is due to a decrease in total expenses and a slight increase in total revenues. The decrease in loss from continuing operations for the nine months ended September 30, 2004 is due to a decrease in total expenses partially offset by a slight decrease in total revenues.

The increase in total revenues for the three months ended September 30, 2004 was due to an increase in rental income offset by a decrease in other income. Rental income increased for the three months ended September 30, 2004 due to a decrease in bad debt expense partially offset by a decrease in the average rental rates at Hunt Club Apartments. Other income decreased primarily due to a decrease in late charges and lease cancellation fees offset by an increase in utilities reimbursements at Hunt Club Apartments. The decrease in total revenues for the nine months ended September 30, 2004 was due to a decrease in other income as discussed above. Rental income remained relatively constant for the comparable period.

During the nine months ended September 30, 2004, total expenses decreased due to a decrease in general and administrative and property tax expenses partially offset by an increase in operating expenses. Depreciation and interest expenses remained relatively constant for the comparable periods. Property tax expense decreased due to the Partnership's appeal of the assessed value at Hunt Club Apartments by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property values. The Partnership successfully appealed the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $48,000 was recorded during the third quarter of 2004. The appeal resulted in a lower assessed value which resulted in a refund due for 2002 taxes paid in 2003, a reduction in the 2003 taxes to be paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005. Operating expenses increased due to increases in advertising and maintenance expense. Advertising expense increased as a result of special move-in promotions offered to attract new tenants. Maintenance expense increased due to an increase in contract services partially offset by a decrease in plumbing supplies/repairs.

Total expenses for the three months ended September 30, 2004 decreased due to decreases in operating, general and administrative and property tax expenses. Depreciation and interest expenses remained relatively constant for the comparable periods. Property tax expense decreased as discussed above. Operating expense decreased due to decreases in property and maintenance expense. Property expense decreased due to a decrease in water. Maintenance expense decreased due to decreases in plumbing supplies and contract services for the quarter at Hunt Club Apartments.

General and administrative expenses decreased for both the three and nine months ended September 30, 2004 as a result of the sale of Shadow Brook Apartments during 2003 which resulted in a decrease in accountable reimbursements paid to an affiliate of the General Partner as allowed under the Partnership Agreement. In addition fees paid to the General Partner in connection with distributions made from operations decreased and there was also a decrease in audit fees. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $38,000 as compared to approximately $216,000 at September 30, 2003. Cash and cash equivalents decreased approximately $265,000 from December 31, 2003 due to approximately $64,000, $79,000 and $122,000 of cash used in operating, financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $122,000 of capital improvements at Hunt Club Apartments, consisting primarily of plumbing enhancements, furniture and fixture improvements, appliances and floor covering replacements, interior painting, structural improvements and HVAC upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $27,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunt Club Apartments of approximately $3,529,000 is amortized over 20 years and matures September 1, 2020 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                                          Per Limited                        Per Limited
                     Nine months Ended    Partnership    Nine Months Ended   Partnership
                     September 30, 2004       Unit      September 30, 2003      Unit

Operations                  $ --              $ --             $ 338           $ 3.48

Upon distribution of sale proceeds from the sale of Carlin Manor during the year ended December 31, 2000, the "A" Unit holders did not receive the correct priority return. As a result, as of December 31, 2002, the "B" Unit holders had received excess distributions of approximately $1,328,000 (approximately $17.67 per "B" Unit). Approximately $1,303,000 of this amount was due to the "A" Unit holders (approximately $13.53 per "A" Unit) and approximately $25,000 was due to the General Partner. All future distributions payable to the "B" Unit holders were to be paid to the "A" Unit holders until the "A" Unit holders received the correct priority return. Accordingly, the limited partner portion of the distribution during the nine months ended September 30, 2003 was approximately $335,000 to the "A" unit holders or $3.48 per limited partnership unit and zero to "B" unit holders. During the year ended December 31, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments and approximately $339,000 from operations. Due to the prior overpayment to "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to the "B" unit holders during 2003. There were no distributions made during the nine months ended September 30, 2004.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at September 30, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.



On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.