Form 10KSB
period 2004-12-31
MULTI BENEFIT REALTY FUND 87-1
filed 2005-03-18
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,394,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership originally acquired three apartment properties, one of which was sold prior to the calendar year 2002. On October 28, 2003, the Partnership sold another of its investment properties, Shadow Brook Apartments. The Partnership continues to own and operate one investment property as of December 31, 2004. See "Item 2. Description of Property". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

The Partnership has no employees. Management and administrative services are provided by the General Partner and agents retained by the General Partner. An affiliate of the General Partner provided such management services for the years ended December 31, 2004 and 2003.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                             Gross
                            Carrying   Accumulated                        Federal
Property                     Value    Depreciation    Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Hunt Club Apartments        $ 8,278      $ 6,013      5-30     S/L        $ 3,271

See "Note A - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Partnership's property.

                       Principal                                         Principal
                       Balance At      Stated                             Balance
                      December 31,    Interest    Period    Maturity       Due At
Property                  2004          Rate     Amortized    Date      Maturity (1)
                     (in thousands)                                    (in thousands)
Hunt Club
  1st mortgage          $ 3,501        8.05%     20 years     09/20         $ --

(1) See "Note B - Mortgage Note Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for the property are as follows:

                                   Average Annual               Average Annual
                                    Rental Rates                  Occupancy
                                     (per unit)
Property                         2004           2003          2004          2003

Hunt Club Apartments            $7,017         $7,323          90%          92%

The General Partner attributes the decrease in average rental rates to the competitive market and weak economy in the Indianapolis area. Lower rents are being offered in an effort to attract and retain tenants.

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2004 for the property were as follows:

                                                2004            2004
                                                Taxes           Rate
                                           (in thousands)

       Hunt Club Apartments                     $143            2.40%

During 2003, the state of Indiana implemented a reassessment of property values. The Partnership successfully appealed the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $16,000 related to 2002 taxes and $48,000 related to 2003 taxes was recorded during the year ended December 31, 2004. The appeal resulted in a lower assessed value which resulted in a refund for 2002 taxes paid in 2003, a refund for 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

Capital Improvements

Hunt Club

During the year ended December 31, 2004, the Partnership completed approximately $256,000 of capital improvements at Hunt Club Apartments consisting primarily of appliance and floor covering replacements, interior painting, structural improvements, plumbing enhancements, furniture and fixture improvements and HVAC upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Units of Depository Receipts and Related Security Holder Matters

No established public trading market has developed for the Units of Depository Receipts ("Units") and it is not anticipated that such a market will develop in the future.

      Title of Class:                     Number of Record Unit holders:

      Units of Depositary Receipts
               A Units                    365 as of December 31, 2004
               B Units                    508 as of December 31, 2004

The Partnership offered and sold 172,436 "A" and "B" Units. At December 31, 2004, the Partnership had 96,284 "A" Units and 75,152 "B" Units outstanding. Affiliates of the General Partner held 63,163 "A" Units (65.60%) and 40,151 "B" Units (53.43%) at December 31, 2004.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003.

                                                                   Distributions
                             Per Limited Per Limited
                    Aggregate Partnership "A" Partnership "B"

    01/01/03 - 12/31/03       $6,223,000 (1)          $54.07              $13.07
    01/01/04 - 12/31/04             --                  --                  --

(1) Consists of $339,000 from operations and $5,884,000 of cash from the sale proceeds of Shadow Brook Apartments (see "Item 6" for further details).

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

All future distributions payable to the "B" Unit holders were to be paid to the "A" Unit holders until the "A" Unit holders received the correct priority return. During the year ended December 31, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per "B" Unit and approximately $0.99 per "A" Unit) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment. During the year ended December 31, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments (see "Item 6" for further details) and approximately $339,000 from operations. Due to the prior overpayment to the "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to the "B" unit holders during 2003. There were no distributions made during the year ended December 31, 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties-Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at December 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $353,000, as compared to net income of approximately $9,096,000 for the year ended December 31, 2003. The decrease in net income was due to the recognition of a gain from the sale of discontinued operations in 2003, partially offset by decreases in losses from both continuing and discontinued operations.

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations reflect the operations of Shadow Brooks Apartments, which sold on October 28, 2003, as loss from discontinued operations. The results of the property's operations for the year ended December 31, 2003 are included in loss from discontinued operations of approximately $91,000 and includes revenues of approximately $1,757,000. On October 28, 2003, the Partnership sold Shadow Brook Apartments to an unrelated third party for a gross sale price of $14,750,000. The net proceeds realized by the Partnership were approximately $6,303,000 after payment of closing costs and assumption of the mortgage by the buyer. The Partnership recognized a gain of approximately $9,640,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $251,000 as a result of unamortized loan costs being written off and is included in loss from discontinued operations.

The Partnership's net loss from continuing operations for the year ended December 31, 2004 was approximately $353,000, as compared to a net loss from continuing operations of approximately $453,000 for the year ended December 31, 2003. The decrease in loss from continuing operations is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues is due to a decrease in other income. Other income decreased primarily due to a decrease in late charges and lease cancellation fees offset by an increase in utilities reimbursements at Hunt Club Apartments. Rental income remained relatively constant for the comparable periods.

Total expenses decreased due primarily to decreases in general and administrative, interest and property tax expenses partially offset by an increase in operating expenses. Depreciation expense remained relatively constant for the comparable periods. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which reduced the average outstanding balance during the period. Property tax expense decreased due to the Partnership's appeal of the assessed value at Hunt Club Apartments by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership successfully appealed the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $16,000 related to 2002 taxes and $48,000 related to 2003 taxes was recorded during the year ended December 31, 2004. The appeal resulted in a lower assessed value which resulted in a refund for 2002 taxes paid in 2003, a refund for 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005. Operating expenses increased primarily due to increases in property and administrative expenses partially offset by a decrease in maintenance expenses. Property expenses increased due to increases in utility expense and salary and related benefit expenses at the Partnership's investment property. Administrative expenses increased due to increases in credit collection and eviction efforts and tax appeal services. Maintenance expenses decreased due to decreases in snow removal expense, contract services and plumbing repairs as a result of less water leaks and a milder winter at the property.

General and administrative expenses decreased as a result of the sale of Shadow Brook Apartments during 2003, which resulted in a decrease in accountable reimbursements paid to an affiliate of the General Partner as allowed under the Partnership Agreement. In addition fees paid to the General Partner in connection with distributions made from operations decreased and there was also a decrease in audit fees. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $16,000 as compared to approximately $303,000 at December 31, 2003. Cash and cash equivalents decreased approximately $287,000 from December 31, 2003 due to approximately $247,000, $15,000 and $25,000 of cash used in investing, financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property partially offset by advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunt Club Apartments of approximately $3,501,000 is amortized over 20 years and matures September 1, 2020 at which time the loan is scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2004.

                                                                   Distributions
                             Per Limited Per Limited
                    Aggregate Partnership "A" Partnership "B"

    01/01/03 - 12/31/03       $6,223,000 (1)          $54.07              $13.07
    01/01/04 - 12/31/04               --                  --                  --

(1) Consists of $339,000 from operations and $5,884,000 of cash from the sale proceeds of Shadow Brook Apartments.

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

All future distributions payable to the "B" Unit holders were to be paid to the "A" Unit holders until the "A" Unit holders received the correct priority return. During the year ended December 31, 2002, the "B" unit holders were entitled to approximately $95,000 (approximately $1.26 per "B" Unit and approximately $0.99 per "A" Unit) in distributions. This amount was paid to the "A" unit holders to reduce the overpayment. During the year ended December 31, 2003, the Partnership distributed approximately $5,884,000 of sale proceeds from the sale of Shadow Brook Apartments and approximately $339,000 from operations. Due to the prior overpayment to "B" unit holders, the "A" unit holders received approximately $1,303,000 and the General Partner received approximately $25,000 of funds that otherwise would have been paid to the "B" unit holders during 2003. There were no distributions made during the year ended December 31, 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at December 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Multi-Benefit Realty Fund '87-1


We have audited the accompanying consolidated balance sheet of Multi-Benefit Realty Fund '87-1 as of December 31, 2004, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Benefit Realty Fund '87-1 at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                  $ 16
   Receivables and deposits                                                      127
   Other assets                                                                  167
   Investment property (Notes B and E):
      Land                                                     $ 485
      Buildings and related personal property                    7,793
                                                                8,278
      Less accumulated depreciation                             (6,013)        2,265
                                                                            $ 2,575

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 69
   Tenant security deposit liabilities                                            31
   Accrued property taxes (Note G)                                               144
   Other liabilities                                                             181
   Due to affiliates (Note D)                                                    122
   Mortgage note payable (Note B)                                              3,501

Partners' (Deficiency) Capital
   General Partner                                             $ (79)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                       (8,378)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                        6,984        (1,473)
                                                                            $ 2,575

        See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)

                                                          Years Ended December 31,
                                                            2004            2003

Revenues:
  Rental income                                            $ 1,217        $ 1,223
  Other income                                                 177            206
      Total revenues                                         1,394          1,429

Expenses:
  Operating                                                    863            833
  General and administrative                                    95            212
  Depreciation                                                 383            387
  Interest                                                     298            306
  Property taxes (Note G)                                      108            144
      Total expenses                                         1,747          1,882

Loss from continuing operations                               (353)          (453)
Loss from discontinued operations                               --            (91)
Gain on sale of discontinued operations (Note F)                --          9,640

Net (loss) income                                          $ (353)        $ 9,096

Net (loss) income allocated to general partner (1%)         $ (4)           $ 91
Net (loss) income allocated to limited partners (99%)         (349)         9,005

                                                           $ (353)        $ 9,096
Per limited partnership unit:
  Loss from continuing operations                          $ (2.04)       $ (2.62)
  Loss from discontinued operations                             --          (0.52)
  Gain on sale of discontinued operations                       --          55.67

Net (loss) income per limited partnership unit             $ (2.04)       $ 52.53

Distributions per limited partnership "A" units             $ --          $ 54.07

Distributions per limited partnership "B" units             $ --          $ 13.07

        See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                                                               Total
                                                                             Partners'
                                        General       Limited Partners     (Deficiency)
                                        Partner    "A" Units    "B" Units     Capital

Original capital contributions            $ 1       $ 9,706      $ 7,538     $ 17,245

Limited partnership units at
  December 31, 2004 and
    December 31, 2003                       --       96,284       75,152      171,436

Partners' (deficiency) capital at
  December 31, 2002                     $ (131)     $(8,033)     $ 4,171     $ (3,993)

Distributions to partners                  (35)      (5,206)        (982)      (6,223)

Net income for the year ended
  December 31, 2003                         91        5,057        3,948        9,096

Partners' (deficiency) capital at
  December 31, 2003                        (75)      (8,182)       7,137       (1,120)

Net loss for the year ended
  December 31, 2004                         (4)        (196)        (153)        (353)

Partners' (deficiency) capital at
  December 31, 2004                      $ (79)     $(8,378)     $ 6,984     $ (1,473)

        See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND `87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                Years Ended December 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net (loss) income                                                $ (353)      $ 9,096
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                      383          770
     Amortization of loan costs                                         12           24
     Bad debt expense                                                   42          169
     Gain on sale of investment property                                --       (9,640)
     Loss on early extinguishment of debt                               --          251
     Change in accounts:
      Receivables and deposits                                        (106)         (49)
      Other assets                                                     (31)          (2)
      Accounts payable                                                 (20)         (82)
      Tenant security deposit liabilities                              (11)         (21)
      Accrued property taxes                                           (14)          (4)
      Other liabilities                                                  3          (43)
      Due to affiliates                                                 30           --
          Net cash (used in) provided by operating activities          (25)         469

Cash flows from investing activities:
  Property improvements and replacements                              (247)        (180)
  Net proceeds from sale of investment property                         --        6,303
          Net cash (used in) provided by investing activities         (247)       6,123

Cash flows from financing activities:
 Advances from affiliates                                               92        --
 Payments on mortgage notes payable                                   (107)        (285)
 Distributions to partners                                              --       (6,223)
          Net cash used in financing activities                        (15)      (6,508)

Net (decrease) increase in cash and cash equivalents                  (287)          84
Cash and cash equivalents at beginning of year                         303          219
Cash and cash equivalents at end of year                            $ 16         $ 303

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 287        $ 838

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
  accounts payable                                                $      9      $     --

During 2003, the net proceeds from sale of investment property and repayment of mortgage note payable have been reduced by approximately $8,328,000 due to the assumption of the mortgage note payable by the buyer related to the sale of Shadow Brook Apartments.

        See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization

Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership filed September 8, 1986. The Partnership commenced operations on February 27, 1987. The
Partnership operated one property located in Indiana during 2004. The Partnership operated two apartment properties during 2003, the one located in Indiana and one located in Utah, which was sold October 28, 2003. ConCap Equities, Inc. ("CEI" or the "General Partner") is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2036, unless terminated prior to such date.

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

The Partnership Agreement provides for the allocation of net income and net losses from operations for both financial and tax reporting purposes as follows: net profits are first allocated in the reverse order of any net losses then are allocated 99% to the holders of "A" Units until they have been allocated income equal to their priority return, and 1% to the General Partner. The priority return represents 9% per annum return on invested capital for the Partnership's first fiscal year, 9.5% for the second year and 10% per annum thereafter. Additional net profits are allocated 1% to the General Partner and 99% to the Unit holders. Net losses are allocated 1% to the General Partner and 99% to the Unit holders until their capital accounts are depleted. Additional net losses are allocated to the General Partner. Net (loss) income per limited partnership unit for both 2004 and 2003 was computed as 99% of net (loss) income divided by 171,436 units outstanding.

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

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $10,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 5-20 years.

Deferred Costs

Loan costs of approximately $162,000 less accumulated amortization of approximately $53,000 are included in other assets and are amortized over the term of the related loan agreement. Amortization of loan costs is included in interest expense in the accompanying statements of operations. Amortization expense is expected to be approximately $11,000 for both 2005 and 2006 and $10,000 for 2007, 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 is also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising

Advertising costs of approximately $28,000 and $60,000 for the years ended December 31, 2004 and 2003, respectively, are charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate was approximately $3,931,000 at December 31, 2004.

Note B - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:


                        Principal      Monthly                           Principal
                       Balance At      Payment    Stated                  Balance
                      December 31,    Including  Interest   Maturity       Due At
Property                  2004        Interest     Rate       Date        Maturity
                           (in thousands)                              (in thousands)
Hunt Club
  1st mortgage           $ 3,501        $ 33       8.05%    09/01/20        $ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005              $ 115
                               2006                 125
                               2007                 135
                               2008                 147
                               2009                 159
                            Thereafter            2,820
                                                $ 3,501

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                              2004          2003
Net (loss) income as reported               $  (353)       $ 9,096
Add (deduct)
  Depreciation differences                       22            107
  Unearned income                               (17)           (74)
  Gain on sale of investment property            --           (249)
  Other                                         (23)            34
Federal taxable (loss) income                  (371)       $ 8,914
Federal taxable (loss) income per limited
  partnership unit:
    "A" Units                               $   .49        $ 75.86
    "B" Units                               $ (2.41)       $  9.33

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets (in thousands) as of December 31, 2004:

Net liabilities as reported                   $ (1,473)
Land and buildings                                  88
Accumulated depreciation                           918
Syndication fees                                 1,975
Other                                               49

Net assets - tax basis                        $ 1,557

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $169,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $72,000 and $94,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $14,000. There were no such fees for the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment property. At December 31, 2004, approximately $29,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $30,000 were paid during the year ended December 31, 2003 in association with the distributions from operations and are included in general and administrative expenses. There were no such fees for the year ended December 31, 2004.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $92,000 during the year ended December 31, 2004 to fund capital projects and accounts payable at the Partnership's sole property. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $20,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at December 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings       Net Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description                  Encumbrances      Land      Property       Acquisition
                            (in thousands)                            (in thousands)
Hunt Club Apartments           $ 3,501        $ 485       $ 5,673         $ 2,120


                 Gross Amount At Which
                        Carried
                  At December 31, 2004
                     (in thousands)
                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Hunt Club      $ 485    $ 7,793   $ 8,278     $ 6,013         1979       05/87      5-30

Reconciliation of "investment property and accumulated depreciation"

                                              Years Ended December 31,
                                                 2004          2003
                                                   (in thousands)
Investment Property
Balance at beginning of year                    $ 8,022      $ 19,303
  Property improvements                             256           180
  Sale of investment property                        --       (11,461)
Balance at end of year                          $ 8,278       $ 8,022

Accumulated Depreciation
Balance at beginning of year                    $ 5,630      $ 11,403
  Additions charged to expense                      383           770
  Sale of investment property                        --        (6,543)
Balance at end of year                          $ 6,013       $ 5,630

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2004 and 2003, is approximately $8,366,000 and $8,110,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $5,095,000 and $4,733,000, respectively.

Note F - Disposition of Investment Property

On October 28, 2003, the Partnership sold Shadow Brook Apartments to an unrelated third party for a gross sale price of $14,750,000. The net proceeds realized by the Partnership were approximately $6,303,000 after payment of closing costs and assumption of the mortgage by the buyer. The Partnership recognized a gain of approximately $9,640,000 as a result of the sale which is shown as gain on sale of discontinued operations. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $251,000 as a result of unamortized loan costs being written off and is included in loss from discontinued operations. The results of the property's operations for the year ended December 31, 2003 are included in loss from discontinued operations of approximately $91,000 and includes revenues of approximately $1,757,000 for the year ended December 31, 2003.

Note G - Property Taxes

During 2003, the state of Indiana implemented a reassessment of property values. During 2004, the Partnership successfully appealed the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $16,000 related to 2002 taxes and $48,000 related to 2003 taxes was recorded during the year ended December 31, 2004. The appeal resulted in a lower assessed value which resulted in a refund of 2002 taxes paid in 2003, a refund for 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

Note H - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

                                    PART III

Item 9. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The general partner of Multi-Benefit Realty Fund `87-1 (the "Partnership" or the "Registrant") is ConCap Equities, Inc. ("CEI" or the "General Partner"). The names of the directors and officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor the officers of the General Partner received any remuneration from the Registrant during the years ended December 31, 2004 and 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as noted below, no person or entity was known to CEI to own of record or beneficially more than 5% of the Units of the Partnership as of December 31, 2004.

                                               Number of         Percent
                                                 Units           of Total

      AIMCO Properties, L.P. (1)            34,280 A units        35.60%
        (an affiliate of AIMCO)             21,711 B units        28.89%

      AIMCO IPLP, L.P. (2)                   2,243 A units        2.33%
        (an affiliate of AIMCO)                210 B units        0.28%

      Madison River Properties, LLC (2)     21,457 A units        22.29%
        (an affiliate of AIMCO)             13,822 B units        18.39%

      Cooper River Properties, LLC (2)       5,183 A units        5.38%
        (an affiliate of AIMCO)              4,408 B units        5.87%

(1) Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(2) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(b)   Beneficial Owners of Management

      As of December 31, 2004, neither CEI nor any of its directors or officers or associates of CEI own any units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

As of December 31, 2004, the following entity was known to CEI to be the beneficial owner of more than 5 percent of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $169,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $72,000 and $94,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $14,000. There were no such fees for the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment property. At December 31, 2004, approximately $29,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. Fees of approximately $30,000 were paid during the year ended December 31, 2003 in association with the distributions from operations and are included in general and administrative expenses. There were no such fees for the year ended December 31, 2004.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $92,000 during the year ended December 31, 2004 to fund capital projects and accounts payable at the Partnership's sole property. Interest accrues at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $20,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at December 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $29,000 and $41,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $8,000 and $12,000 for 2004 and 2003, respectively.

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


                                    MULTI-BENEFIT REALTY FUND '87-1


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date:  March 18, 2005

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

Date:  March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.