Form 10QSB
period 2005-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 2005-05-12
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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


Check  whether  the  issuer  (i) filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
and (2) has been subject to such filing      requirements  for the      past
90      days.        Yes    X   No  __

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                  $ 8
   Receivables and deposits                                                     144
   Other assets                                                                 186
   Investment property:
       Land                                                   $ 485
       Buildings and related personal property                 7,843
                                                               8,328
       Less accumulated depreciation                           (6,111)        2,217
                                                                            $ 2,555
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 174
   Tenant security deposit liabilities                                           32
   Accrued property taxes                                                        36
   Other liabilities                                                            314
   Due to affiliates (Note B)                                                   135
   Mortgage note payable                                                      3,473

Partners' (Deficiency) Capital
   General Partner                                             $ (80)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,454)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       6,925        (1,609)
                                                                            $ 2,555

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005          2004

Revenues:
  Rental income                                                    $ 326         $ 309
  Other income                                                         30            54
       Total revenues                                                 356           363

Expenses:
  Operating                                                           263           205
  General and administrative                                           20            28
  Depreciation                                                         98            97
  Interest                                                             75            75
  Property taxes (Note C)                                              36            39
       Total expenses                                                 492           444

Net loss                                                           $ (136)       $ (81)

Net loss allocated to general partner (1%)                          $ (1)         $ (1)
Net loss allocated to limited partners (99%)                         (135)          (80)

                                                                   $ (136)       $ (81)

Net loss per limited partnership "A" and "B" units                 $(0.79)       $(0.47)

         See Accompanying Notes to Consolidated Financial Statements


                         MULTI-BENEFIT REALTY FUND '87-1

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                             Total
                                                                           Partners'
                                     General        Limited Partners     (Deficiency)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2004 and
   March 31, 2005                         --       96,284      75,152       171,436

Partners' (deficiency) capital
   at December 31, 2004               $ (79)      $(8,378)    $ 6,984      $ (1,473)

Net loss for the three months
   ended March 31, 2005                   (1)         (76)        (59)         (136)

Partners' (deficiency) capital
   at March 31, 2005                  $ (80)      $(8,454)    $ 6,925      $ (1,609)

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                      2005      2004
Cash flows from operating activities:
  Net loss                                                         $ (136)      $ (81)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                      98           97
     Amortization of loan costs                                         3            3
     Change in accounts:
      Receivables and deposits                                        (17)         (71)
      Other assets                                                    (22)         (13)
      Accounts payable                                                 81           54
      Tenant security deposit liabilities                               1           (5)
      Accrued property taxes                                         (108)          41
      Other liabilities                                               133           26
      Due to affiliates                                                13           --
         Net cash provided by operating activities                     46           51

Cash flows used in investing activities:
  Property improvements and replacements                              (26)          (8)

Cash flows used in financing activities:
  Payments on mortgage note payable                                   (28)         (26)

Net (decrease) increase in cash and cash equivalents                   (8)          17

Cash and cash equivalents at beginning of period                       16          303
Cash and cash equivalents at end of period                          $ 8         $ 320

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 70        $ 72

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                                $ 33        $ --


At  December  31,  2004,   there  were  $9,000  of  property   improvements  and
replacements included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $17,000 and $18,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $26,000 and $15,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $14,000. There were no such fees for the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of current year additions to investment property. At March 31, 2005, approximately $41,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. There were no such fees earned for the three months ended March 31, 2005 and 2004, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $92,000 during the fourth quarter of 2004 to fund capital projects and accounts payable at the Partnership's sole property. Interest accrues at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was approximately $2,000 for the three months ended March 31, 2005. At March 31, 2005, approximately $94,000 was outstanding and is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2005, an affiliate of the General Partner loaned the Partnership an additional $75,000 to fund property operations at the Partnership's sole property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $20,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Property Taxes

During 2003, the state of Indiana implemented a reassessment of property values. During 2004, the Partnership successfully appealed the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills were received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $16,000 related to 2002 taxes and $48,000 related to 2003 taxes was recorded during the third and fourth quarters of 2004. The appeal resulted in a lower assessed value which resulted in a refund of 2002 taxes paid in 2003, a refund for 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint.On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Hunt Club Apartments                          92%        92%
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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $136,000 as compared to a net loss of approximately $81,000 for the three months ended March 31, 2004. The increase in net loss is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the three months ended March 31, 2005 was due to a decrease in other income partially offset by an increase in rental income. Other income decreased primarily due to a decrease in late charges, lease cancellation fees and utilities reimbursements. Rental income increased due to a decrease in bad debt expense and a slight increase in the average rental rate at Hunt Club Apartments.

Total expenses for the three months ended March 31, 2005 increased primarily due to an increase in operating expense partially offset by a decrease in general and administrative expense. Depreciation, property tax, and interest expenses remained relatively constant for the comparable periods. Operating expenses increased due to increases in property and maintenance expense. Property expense increased due to increases in utility expense and salary and related benefit expenses at the Partnership's investment property. Maintenance expenses increased due to contract services, painting supplies, snow removal expense and repair costs associated with a water pipe which burst during January 2005.

General and administrative expenses decreased due to a decrease in accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement and a decrease in audit fees. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $8,000 as compared to approximately $320,000 at March 31, 2004. Cash and cash equivalents decreased approximately $8,000 from December 31, 2004 due to approximately $28,000 and $26,000 of cash used in financing and investing activities, respectively, partially offset by approximately $46,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2005, the Partnership completed approximately $50,000 of capital improvements at Hunt Club Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunt Club Apartments of approximately $3,473,000 is amortized over 20 years and matures September 1, 2020 at which time the loan is scheduled to be fully amortized.

There were no distributions made during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at March 31, 2005. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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



                                    MULTI-BENEFIT REALTY FUND '87-1


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President



                                    Date: May 12, 2005


                        MULTI-BENEFIT REALTY FUND '87-1

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

Date:  May 12, 2005

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

Date:  May 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.