Form 10QSB
period 2005-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 2005-08-12
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 26
   Receivables and deposits                                                     114
   Other assets                                                                 183
   Investment property:
       Land                                                   $ 485
       Buildings and related personal property                  7,953
                                                                8,438
       Less accumulated depreciation                           (6,184)        2,254
                                                                            $ 2,577
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 173
   Tenant security deposit liabilities                                           29
   Accrued property taxes                                                       144
   Other liabilities                                                            182
   Due to affiliates (Note B)                                                   258
   Mortgage note payable                                                      3,445

Partners' (Deficiency) Capital
   General Partner                                             $ (81)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,479)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       6,906        (1,654)
                                                                            $ 2,577

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                            2005          2004        2005        2004
Revenues:
  Rental income                             $ 329        $ 291        $ 655       $ 600
  Other income                                  31           41           61          95
  Casualty gain (Note D)                        26           --           26          --
      Total revenues                           386          332          742         695

Expenses:
  Operating                                    193          237          456         442
  General and administrative                    29           30           49          58
  Depreciation                                  99           98          197         195
  Interest                                      76           75          151         150
  Property taxes (Note C)                       34           41           70          80
      Total expenses                           431          481          923         925

Net loss                                    $ (45)       $ (149)     $ (181)     $ (230)

Net loss allocated to general
  partner (1%)                              $ (1)         $ (1)       $ (2)       $ (2)
Net loss allocated to limited
  partners (99%)                               (44)        (148)        (179)       (228)
                                            $ (45)       $ (149)     $ (181)     $ (230)
Net loss per limited partnership
  "A" and "B" units                        $ (0.25)     $ (0.86)     $ (1.04)    $ (1.33)


         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                             Total
                                                                           Partners'
                                     General        Limited Partners     (Deficiency)
                                     Partner     "A" Units   "B" Units      Capital

Original capital contributions         $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2004 and
   June 30, 2005                          --       96,284      75,152       171,436

Partners' (deficiency) capital
   at December 31, 2004               $ (79)      $(8,378)    $ 6,984      $ (1,473)

Net loss for the six months
   ended June 30, 2005                    (2)        (101)        (78)         (181)

Partners' (deficiency) capital
   at June 30, 2005                   $ (81)      $(8,479)    $ 6,906      $ (1,654)

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                     Six Months Ended
                                                                         June 30,
                                                                     2005         2004
Cash flows from operating activities:
  Net loss                                                          $ (181)      $ (230)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation                                                       197          195
     Amortization of loan costs                                           6            6
     Bad debt expense                                                     5           24
     Casualty gain                                                      (26)          --
     Change in accounts:
      Receivables and deposits                                            8          (37)
      Other assets                                                      (22)         (40)
      Accounts payable                                                   16           31
      Tenant security deposit liabilities                                (2)          (6)
      Accrued property taxes                                             --          (13)
      Other liabilities                                                   1           11
      Due to affiliates                                                  31           --
         Net cash provided by (used in) operating activities             33          (59)

Cash flows from investing activities:
  Property improvements and replacements                               (104)         (30)
  Insurance proceeds received                                            32           --
         Net cash used in investing activities                          (72)         (30)
Cash flows from financing activities:
  Payments on mortgage note payable                                     (56)         (52)
  Advances from affiliate                                               105           --
         Net cash provided by (used in) financing activities             49          (52)

Net increase (decrease) in cash and cash equivalents                     10         (141)

Cash and cash equivalents at beginning of period                         16          303
Cash and cash equivalents at end of period                           $ 26         $ 162

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 140        $ 144

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   Payable                                                           $ 97         $ 77

At  December  31,  2004,   there  were  $9,000  of  property   improvements  and
replacements included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 for both the six months ended June 30, 2005 and 2004 which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $49,000 and $29,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $22,000. There were no such fees for the six months ended June 30, 2004. The construction management service fees are calculated based on a percentage of additions to investment property. At June 30, 2005, approximately $55,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. There were no such fees earned for the six months ended June 30, 2005 and 2004, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $92,000 during the fourth quarter of 2004 to fund capital projects and accounts payable and $105,000 during the six months ended June 30, 2005 to fund accounts payable at the Partnership's sole property. Interest accrues at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $5,000 for the six months ended June 30, 2005. At June 30, 2005, approximately $203,000 including accrued interest was outstanding and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $20,000 for insurance coverage and fees associated with policy claims administration.

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

Note D - Casualty Gain

During the three and six months ended June 30, 2005, a net casualty gain of approximately $26,000 was recorded at Hunt Club Apartments. The casualty gain related to a fire, occurring in March 2005, which caused damage to three units at the property. The gain was the results of the receipt of insurance proceeds of approximately $32,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclass in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.

On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclasses. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Hunt Club Apartments                          94%        89%
         Indianapolis, Indiana

The General Partner attributes the increase in occupancy to property  management
focusing  on  increasing   occupancy   through   tenant   retention  and  rental
concessions.

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

Results of Operations

The Partnership had a net loss for the three and six months ended June 30, 2005 of approximately $45,000 and $181,000, respectively, as compared to a net loss of approximately $149,000 and $230,000 for the three and six months ended June 30, 2004, respectively. The decrease in net loss for the three months ended June 30, 2005 was due to an increase in total revenues and a decrease in total expenses. The decrease in net loss for the six months ended June 30, 2005 was mainly due to an increase in total revenues and a slight decrease in total expenses.

The increase in total revenues for both the three and six months ended June 30, 2005 was due to an increase in rental income and casualty gain partially offset by a decrease in other income. Rental income increased due to an increase in occupancy, an increase in the average rental rate at Hunt Club Apartments and a decrease in bad debt expense. Other income decreased primarily due to a decrease in late charges, lease cancellation fees and utilities reimbursements.

During the three and six months ended June 30, 2005, the Partnership recorded a net casualty gain of approximately $26,000 at Hunt Club Apartments. The casualty gain related to a fire, occurring in March 2005, which caused damage to three units at the property. The gain was the result of the receipt of insurance proceeds of approximately $32,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

Total expenses for the three months ended June 30, 2005 decreased due to decreases in operating and property tax expense. General and administrative, depreciation and interest expense remained relatively constant for the comparable three month period. Operating expense decreased due to a decrease in maintenance expense partially offset by an increase in property expense.
Maintenance expense decreased due to a decrease in repairs and contract services. Property expense increased due to increases in utility costs and salaries and related benefits. Property tax expense decreased as a result of the Partnership's successful appeal of the reassessed property value as discussed below.

Total expenses for the six months ended June 30, 2005 decreased due to decreases in general and administrative and property tax expenses partially offset by an increase in operating expense. Depreciation and interest expense remained relatively constant for the comparable six month periods. Property tax expense decreased due to the successful appeal of the reassessed value of Hunt Club Apartments by the local taxing authorities. During 2003, the state of Indiana implemented a reassessment of property tax value of Hunt Club Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $16,000 related to 2002 taxes and $48,000 related to 2003 taxes was recorded during the third and fourth quarters of 2004. The appeal resulted in a lower value which resulted in a refund for 2002 taxes paid in 2003, a refund for 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005. Operating expense increased due to an increase in property expense partially offset by a decrease in maintenance expense as discussed above.

General and administrative expenses decreased for the six months ended June 30, 2005 due to a decrease in accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement and a decrease in audit fees. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $26,000 as compared to approximately $162,000 at June 30, 2004. Cash and cash equivalents increased approximately $10,000 from December 31, 2004 due to approximately $49,000 and $33,000 of cash provided by financing and operating activities offset by approximately $72,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate partially offset by principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $192,000 of capital improvements at Hunt Club Apartments, consisting primarily of appliances and floor covering replacements, parking lot and structural improvements, building improvements and balcony replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunt Club Apartments of approximately $3,445,000 is amortized over 20 years and matures September 1, 2020 at which time the loan is scheduled to be fully amortized.

There were no distributions made during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at June 30, 2005. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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



                                    Date: August 12, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 12, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap  Equities,
                                    Inc.,  equivalent  of the chief  executive
                                    officer of the Partnership

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

Date:  August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.