Form 10QSB
period 2005-09-30
MULTI BENEFIT REALTY FUND 87-1
filed 2005-11-14
CIK 802200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         MULTI-BENEFIT REALTY FUND '87-1

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                 $ 29
   Receivables and deposits                                                     153
   Other assets                                                                 171
   Investment property:
       Land                                                   $ 485
       Buildings and related personal property                  7,997
                                                               8,482
       Less accumulated depreciation                           (6,288)        2,194
                                                                            $ 2,547
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 79
   Tenant security deposit liabilities                                           30
   Accrued property taxes (Note C)                                              179
   Other liabilities                                                            176
   Due to affiliates (Note B)                                                   420
   Mortgage note payable                                                      3,416

Partners' (Deficiency) Capital
   General Partner                                             $ (82)
   Limited Partner "A" Unit holders -
      96,284 units issued and outstanding                      (8,534)
   Limited Partner "B" Unit holders -
      75,152 units issued and outstanding                       6,863        (1,753)
                                                                            $ 2,547

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                            2005         2004         2005        2004

Revenues:
  Rental income                            $ 306        $ 306        $ 961        $ 906
  Other income                                 53           45          114          140
  Casualty gain (Note D)                       15           --           41           --
      Total revenues                          374          351        1,116        1,046

Expenses:
  Operating                                   228          215          684          657
  General and administrative                   26           12           75           70
  Depreciation                                104           94          301          289
  Interest                                     79           74          230          224
  Property taxes (Note C)                      36           (9)         106           71
      Total expenses                          473          386        1,396        1,311

Net loss                                   $ (99)       $ (35)       $ (280)     $ (265)

Net loss allocated to general
  partner (1%)                              $ (1)        $ (1)        $ (3)       $ (3)
Net loss allocated to limited
  partners (99%)                              (98)         (34)        (277)        (262)
                                           $ (99)       $ (35)       $ (280)     $ (265)

Net loss per limited partnership "A"
  and "B" units                           $ (0.58)     $ (0.20)     $ (1.62)     $ (1.53)

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                                Total
                                                                              Partners'
                                        General        Limited Partners     (Deficiency)
                                        Partner     "A" Units   "B" Units      Capital

Original capital contributions            $ 1        $ 9,706     $ 7,538      $ 17,245

Limited partnership units at
   December 31, 2004 and
   September 30, 2005                        --       96,284       75,152      171,436

Partners' (deficiency) capital at
   December 31, 2004                     $ (79)     $ (8,378)    $ 6,984      $ (1,473)

Net loss for the nine months
   ended September 30, 2005                  (3)        (156)        (121)        (280)

Partners' (deficiency) capital
   at September 30, 2005                 $ (82)     $ (8,534)    $ 6,863      $ (1,753)

         See Accompanying Notes to Consolidated Financial Statements

                         MULTI-BENEFIT REALTY FUND '87-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2005      2004
Cash flows from operating activities:
  Net loss                                                         $ (280)    $ (265)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                      301        289
     Amortization of loan costs                                          8          9
     Bad debt expense                                                   25         38
     Casualty gain                                                     (41)        --
     Change in accounts:
      Receivables and deposits                                         (51)      (106)
      Other assets                                                     (12)       (38)
      Accounts payable                                                  (2)       (11)
      Tenant security deposit liabilities                               (1)        (8)
      Accrued property taxes                                            35         (6)
      Other liabilities                                                 (5)        19
      Due to affiliates                                                 52         15
         Net cash provided by (used in) operating
             activities                                                 29        (64)

Cash flow from investing activities:
  Insurance proceeds received                                           47        --
  Property improvements and replacements                              (224)      (122)
         Net cash used in investing activities                        (177)      (122)

Cash flows from financing activities:
  Payments on mortgage note payable                                    (85)       (79)
  Advances from affiliate                                              246         --
         Net cash provided by (used in) financing activities           161        (79)

Net increase (decrease) in cash and cash equivalents                    13       (265)

Cash and cash equivalents at beginning of period                        16        303
Cash and cash equivalents at end of period                          $ 29       $ 38

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 209      $ 216
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
    accounts payable                                                $ 21       $ --

At  December  31,  2004,   there  were  $9,000  of  property   improvements  and
replacements   included  in  accounts  payable  and  are  included  in  property improvements and replacements during the nine months ended September 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                           MULTI-BENEFIT REALTY FUND '87-1

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Multi-Benefit Realty Fund '87-1 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $51,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $77,000 and $50,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $35,000 and $7,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment property. At September 30, 2005, approximately $70,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership Agreement provides for a fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. There were no such fees earned for the nine months ended September 30, 2005 and 2004, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $92,000 during the fourth quarter of 2004 to fund capital projects and accounts payable and $246,000 during the nine months ended September 30, 2005 to fund accounts payable at the Partnership's sole property. Interest accrues at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $11,000 for the nine months ended September 30, 2005. At September 30, 2005, approximately $350,000, including accrued interest, was outstanding and is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $20,000 for insurance coverage and fees associated with policy claims administration.

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

Note D - Casualty Gain

During the three and nine months ended September 30, 2005, a net casualty gain of approximately $15,000 and $41,000, respectively, was recorded at Hunt Club Apartments. The casualty gain related to a fire, occurring in March 2005, which caused damage to three units at the property. The gain was the result of the receipt of insurance proceeds of approximately $47,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

Note E - Subsequent Event

Subsequent to September 30, 2005, the Partnership entered into a sale contract with a third party to sell the Partnership's sole investment property for a purchase price of approximately $4,552,000. The anticipated closing date is November 30, 2005.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Hunt Club Apartments                          94%        90%
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

Results of Operations

The Partnership had a net loss for the three and nine months ended September 30, 2005 of approximately $99,000 and $280,000, respectively, as compared to a net loss of approximately $35,000 and $265,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for the three and nine months ended September 30, 2005 was due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total revenues for the nine months ended September 30, 2005 was due to an increase in rental income and casualty gain partially offset by a decrease in other income. Rental income increased due to an increase in occupancy, an increase in the average rental rate at Hunt Club Apartments and a decrease in bad debt expense. Other income decreased primarily due to a decrease in lease cancellation fees and utilities reimbursements.

The increase in total revenues for the three months ended September 30, 2005 was due to an increase in other income and casualty gain. Rental income remained relatively constant for the comparable period. Other income increased due to increases in late charges, lease cancellation fees and legal fees.

During the three and nine months ended September 30, 2005, the Partnership recorded a net casualty gain of approximately $15,000 and $41,000, respectively, at Hunt Club Apartments. The casualty gain related to a fire, occurring in March 2005, which caused damage to three units at the property. The gain was the result of the receipt of insurance proceeds of approximately $47,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

Total expenses for the three and nine months ended September 30, 2005 increased due to increases in operating, general and administrative, deprecation, interest and property tax expense. Operating expense increased due to an increase in property and maintenance expense. Property expense increased due to increases in utility costs and salaries and related benefits. Maintenance expense increased due to an increase in repairs needed at the property and ground work. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in advances from affiliates which more than offset the decrease in interest expense due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which reduced the average outstanding balance during the period. Property tax expense increased as a result of adjustments recorded in 2004 related to the successful appeal of the reassessed value of Hunt Club Apartments by the local taxing authorities. During 2003, the state of Indiana implemented a reassessment of property values. During 2004, the Partnership successfully appealed the reassessed property tax value of Hunt Club Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills were received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $16,000 related to 2002 taxes and $48,000 related to 2003 taxes was recorded during the third and fourth quarters of 2004. The appeal resulted in a lower assessed value which resulted in a refund of 2002 taxes paid in 2003, a refund for 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

General and administrative expenses increased for the three and nine months ended September 30, 2005 due to an increase in audit fees partially offset by a decrease in accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $29,000 as compared to approximately $38,000 at September 30, 2004. Cash and cash equivalents increased approximately $13,000 from December 31, 2004 due to approximately $161,000 and $29,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $177,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate partially offset by principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $236,000 of capital improvements at Hunt Club Apartments, consisting primarily of appliances and floor covering replacements, parking lot improvements, air conditioning upgrades, building improvements and balcony replacements. These improvements were funded from operating cash flow, advances from an affiliate and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunt Club Apartments of approximately $3,416,000 is amortized over 20 years and matures September 1, 2020 at which time the loan is scheduled to be fully amortized.

There were no distributions made during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2005 or subsequent periods.

Subsequent to September 30, 2005, the Partnership entered into a sale contract with a third party to sell the Partnership's sole investment property for a purchase price of approximately $4,552,000. The anticipated closing date is November 30, 2005.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at September 30, 2005. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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



                                    Date: November 14, 2005

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

10.28 Purchase and Sale Contract between Hunt Club Associates, Ltd. and Prime Quest Management, LLC dated August 16, 2005.

10.29 First Amendment to Purchase and Sale Contract between Hunt Club Associates, Ltd. and Prime Quest Management, LLC dated September 16, 2005.

10.30 Reinstatement and Second Amendment to Purchase and Sale Contract between Hunt Club Associates, Ltd. and Prime Quest Management, LLC dated October 11, 2005.

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

Date:  November 14, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap  Equities,
                                    Inc.,  equivalent  of the chief  executive
                                    officer of the Partnership

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   Exhibit 10.28

                           PURCHASE AND SALE CONTRACT



                                      AMONG




                        ABINGTON-OXFORD ASSOCIATES, L.P.,
                         a Indiana limited partnership,

                      ABINGTON II-OXFORD ASSOCIATES, L.P.,
                          a Indiana limited partnership

                           HUNT CLUB ASSOCIATES, LTD.,
                           a Texas limited partnership

                           PICKWICK PLACE AP XII, LP,
                      a South Carolina limited partnership

                          NATIONAL PROPERTY INVESTORS 8
                        a California limited partnership


                                   AS SELLERS




                                       AND



                          PRIME QUEST MANAGEMENT, LLC,
                      an Illinois limited liability company



                                  AS PURCHASER

                                TABLE OF CONTENTS

                                                                            Page


ARTICLE I      DEFINED TERMS.................................................1


ARTICLE II     PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT...................8

      2.1   Purchase and Sale................................................8
      2.2   Purchase Price and Deposit.......................................9
      2.3   Escrow Provisions Regarding Deposit..............................9


ARTICLE III    FEASIBILITY PERIOD...........................................11

      3.1   Feasibility Period..............................................11
      3.2   Expiration of Feasibility Period................................11
      3.3   Conduct of Investigation........................................12
      3.4   Purchaser Indemnification.......................................12
      3.5   Property Materials..............................................13
      3.6   Property Contracts..............................................14

ARTICLE IV     TITLE........................................................15

      4.1   Title Documents.................................................15
      4.2   Survey..........................................................15
      4.3   Objection and Response Process..................................15
      4.4   Permitted Exceptions............................................16
      4.5   Existing Deed of Trust..........................................17
      4.6   Assumed Encumbrances............................................17
      4.7   Purchaser Financing.............................................21


ARTICLE V      CLOSING......................................................21

      5.1   Closing Date....................................................21
      5.2   Seller Closing Deliveries.......................................21
      5.3   Purchaser Closing Deliveries....................................22
      5.4   Closing Prorations and Adjustments..............................23
      5.5   Post Closing Adjustments........................................27


ARTICLE VI     REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER.......28

      6.1   Seller's Representations........................................28
      6.2   AS-IS...........................................................30
      6.3   Survival of Seller's Representations............................31
      6.4   Definition of Seller's Knowledge................................31
      6.5   Representations And Warranties Of Purchaser.....................32


ARTICLE VII    OPERATION OF THE PROPERTIES..................................33

      7.1   Leases and Property Contracts...................................33
      7.2   General Operation of Property...................................33
      7.3   Liens...........................................................34


ARTICLE VIII   CONDITIONS PRECEDENT TO CLOSING..............................34

      8.1   Purchaser's Conditions to Closing...............................34
      8.2   Sellers' Conditions to Closing..................................35


ARTICLE IX     BROKERAGE....................................................36

      9.1   Indemnity.......................................................36
      9.2   Broker Commission...............................................36
      9.3   Broker Signature Page...........................................36


ARTICLE X      DEFAULTS AND REMEDIES........................................37

      10.1  Purchaser Default...............................................37
      10.2  Seller Default..................................................37


ARTICLE XI     RISK OF LOSS OR CASUALTY.....................................38

      11.1  Major Damage....................................................38
      11.2  Minor Damage....................................................39
      11.3  Repairs.........................................................39


ARTICLE XII    EMINENT DOMAIN...............................................39

      12.1  Eminent Domain..................................................39


ARTICLE XIII   MISCELLANEOUS................................................40

      13.1  Binding Effect of Contract......................................40
      13.2  Exhibits And Schedules..........................................40
      13.3  Assignability...................................................40
      13.4  Binding Effect..................................................40
      13.5  Captions........................................................40
      13.6  Number And Gender Of Words......................................40
      13.7  Notices.........................................................40
      13.8  Governing Law And Venue.........................................42
      13.9  Entire Agreement................................................43
      13.10 Amendments......................................................43
      13.11 Severability....................................................43
      13.12 Multiple Counterparts/Facsimile Signatures......................43
      13.13 Construction....................................................43
      13.14 Confidentiality.................................................43
      13.15 Time Of The Essence.............................................43
      13.16 Waiver..........................................................43
      13.17 Attorneys Fees..................................................44
      13.18 Time Periods....................................................44
      13.19 1031 Exchange...................................................44
      13.20 No Personal Liability of Officers, Trustees or Directors of
            Seller's Partners...............................................45
      13.21 No Exclusive Negotiations.......................................45
      13.22 ADA Disclosure..................................................45
      13.23 No Recording....................................................45
      13.24 Relationship of Parties.........................................45
      13.25 Dispute Resolution..............................................45
      13.26 AIMCO Marks.....................................................46
      13.27 Non-Solicitation of Employees...................................46
      13.28 Survival........................................................46
      13.29 Multiple Purchasers.............................................46
      13.30 Sellers' Several Obligations....................................47
      13.31 Obligation to Close on all Properties...........................47


ARTICLE XIV    LEAD-BASED PAINT DISCLOSURE..................................48

      14.1  Disclosure......................................................48
      14.2  Intentionally Omitted...........................................48
      14.3  Consent Agreement - Pre-1978 Certified. ........................48
      14.4  Consent Agreement - Pre-1978-LBP, But No LBP Hazards............48

                           PURCHASE AND SALE CONTRACT


      THIS PURCHASE AND SALE CONTRACT (this "Contract") is entered into as of the 16th day of August, 2005 (the "Effective Date"), by the selling parties identified on Schedule A (the "Seller Information Schedule") having an address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237
(individually a "Seller" and collectively "Sellers"), and PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company, having a principal address at 2824 W. Coyle, Chicago, IL, 60645 ("Purchaser").



      NOW, THEREFORE, in consideration of mutual covenants set forth herein, Sellers and Purchaser hereby agree as follows:



                                    RECITALS


A. Each Seller owns the real estate commonly known as and identified by the "Community Name" listed on the Seller Information Schedule and as more particularly described in Exhibits A-1 to A-5 attached hereto and made a part hereof, and the improvements thereon.



B. Purchaser desires to purchase, and each Seller desires to sell, the land, improvements and certain associated property described in this Contract on the terms and conditions set forth below.





                                   ARTICLE I
                                  DEFINED TERMS



1.1  Unless  otherwise  defined  herein,   any  term  with  its  initial  letter
capitalized in this Contract shall have the meaning set forth in this ARTICLE 1.



1.1.1 "ADA" shall have the meaning set forth in Section 13.22.



1.1.2 "Additional Deposit" shall have the meaning set forth in Section 2.2.2.



1.1.3 "AIMCO" means Apartment Investment and Management Company.



1.1.4 "AIMCO Marks" means all words, phrases, slogans, materials, software, proprietary systems, trade secrets, proprietary information and lists, and other intellectual property owned or used by a Seller, its Property Manager, or AIMCO in the marketing, operation or use of a Property (or in the marketing, operation or use of any other properties managed by the Property Manager or owned by AIMCO or an affiliate of either Property Manager or AIMCO).



1.1.5 "Applicable Share" means, a fraction, the numerator of which is the Property's Base Purchase Price set forth on the Seller Information Schedule, and the denominator of which is the aggregate of all of the Properties' Base Purchase Prices set forth on the Seller Information Schedule.



1.1.6 "Assumed Deed of Trust" means, with respect to the Assumption Property, the deed of trust or mortgage identified on the Seller Information Schedule.



1.1.7 "Assumed Encumbrance" means, (a) with respect to the Assumption Property, all security and related documents in connection with the Loan for an Assumption Property, including the Assumed Deed of Trust, and (b) with respect to Williamsburg on the Lake, Abington I and Abington II, the HAP Contracts.



1.1.8 "Assumed Loan Documents" means, with respect to the Assumption Property, the Note, Assumed Deed of Trust, Assumed Encumbrances and any other documents executed in connection with the Loan for such Assumption Property.



1.1.9 "Assumption   Lender   Fees"   shall  have  the  meaning  set  forth  in
Section 4.6.5.



1.1.10......"Assumption Property" means the Property identified as an Assumption
Property on the Seller Information Schedule for which the Loan and Assumed Loan Documents will be assumed by Purchaser at Closing. Williamsburg on the Lake is the sole Assumption Property.



1.1.11......  "Base  Purchase  Price"  means the  "Base  Purchase  Price"  for a
Property set forth on the Seller Information Schedule.



1.1.12......"Broker" shall have the meaning set forth in Section 9.1.



1.1.13......"Business  Day"  means any day other  than a  Saturday  or Sunday or
Federal holiday or legal holiday in the States of Colorado, Texas, Illinois or Indiana.



1.1.14......"Closing"  means  the  consummation  of the  purchase  and  sale and related transactions contemplated by this Contract in accordance with the terms and conditions of this Contract.



1.1.15......"Closing  Date"  means  the date on which  date the  Closing  of the conveyance of the Properties is required to be held pursuant to Section 5.1.



1.1.16......"Code" shall have the meaning set forth in Section 2.3.6.



1.1.17......"Consent  Agreement"  means the Consent  Agreement  by and among the
United States Environmental Protection Agency (executed December 19, 2001), the United States Department of Housing and Urban Development (executed January 2,
2002), and AIMCO (executed December 18, 2001).



1.1.18......"Consultants" shall have the meaning set forth in Section 3.1.



1.1.19......"Damage Notice" shall have the meaning set forth in Section 11.1.



1.1.20......"Deed" shall have the meaning set forth in Section 5.2.1.



1.1.21......"Deed  of Trust"  means any deeds of trust  and/or  mortgages  which secure a Note against a Payoff Property.



1.1.22......"Deposit"  means, to the extent actually deposited by Purchaser with
Escrow Agent, the Initial Deposit and the Additional Deposit.



1.1.23......"Escrow Agent" shall have the meaning set forth in Section 2.2.1.



1.1.24......"Excluded  Permits"  means,  with  respect to each  Property,  those
Permits which, under applicable law, are nontransferable and such other Permits, if any, as may be designated as Excluded Permits on the Seller Information Schedule.



1.1.25......"Existing Survey" shall have the meaning set forth in Section 4.2.



1.1.26......"Feasibility   Period"   shall  have  the  meaning  set  forth  in
Section 3.1.



1.1.27......"FHA " shall have the meaning set forth in Section 13.22.



1.1.28......"Final  Response  Deadline"  shall have the  meaning  set forth in
Section 4.3.



1.1.29......"Fixtures  and Tangible  Personal  Property" means,  with respect to each Property, all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property located on such Property as of the Effective Date and used or usable in connection with the occupation or operation of all or any part of such Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (a) equipment leased by the applicable Seller and the interest of the applicable Seller in any equipment provided to its Property for use, but not owned or leased by such Seller, or (b) property owned or leased by any Tenant or guest, employee or other person furnishing goods or services to such Property, or (c) property and equipment owned by the applicable Seller, which in the ordinary course of business of such Property is not used exclusively for the business, operation or management of such Property, or (d) the property and equipment, if any, expressly identified in Schedule 1.1.29 or listed on the Seller Information Schedule as "Excluded FF&E."



1.1.30......"General   Assignment"   shall  have  the  meaning  set  forth  in
Section 5.2.3.



1.1.31......"Good Funds" shall have the meaning set forth in Section 2.2.1.



1.1.32......"HAP  Approval"  shall  have the  meaning  set  forth in  Section
4.6.3.2.



1.1.33......"HAP  Assumption"  shall  have the  meaning  set forth in Section
4.6.2.2.



1.1.34......"HAP Assumption  Application"  shall have the meaning set forth in
Section 4.6.3.2.



1.1.35......"HAP  Contracts"  shall  have the  meaning  set forth in  Section
4.6.1.2.



1.1.36......"Housing  Authority"  shall have the meaning set forth in Section
4.6.1.2.



1.1.37......"Housing Authority  Requirements" shall have the meaning set forth in Section 4.6.3.2.



1.1.38......"Improvements"  means all buildings and improvements  located on the
Land corresponding to each Property, taken "as is."



1.1.39......"Initial   Deposit"   shall   have  the   meaning   set  forth  in
Section 2.2.1.



1.1.40......"Land" means, with respect to each Property, the corresponding tract of land described on Exhibits A-1 to A-5, and all rights, privileges and appurtenances pertaining thereto.



1.1.41......"LBP   Report"  means,  with  respect  to  a  Property,  the  report identified on the Seller Information Schedule, prepared by the consultant identified therein with respect to lead-based paint.



1.1.42......"Lease(s)" means, with respect to each Property, the interest of the applicable Seller in and to all leases, subleases and other occupancy contracts, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to such Seller's Property and which are in force as of the Closing Date for the applicable Property.



1.1.43......"Leases   Assignment"   shall  have  the   meaning  set  forth  in
Section 5.2.4.



1.1.44......"Lender"  means,  with  respect to each  Property,  those  "Lenders"
identified on the Seller Information Schedule, each of whose servicer, if any, also is identified on the Seller Information Schedule.



1.1.45......"Lender  Fees" means, with respect to each Payoff Property, all fees and expenses (including, without limitation, all prepayment penalties and pay-off fees) imposed or charged by each Lender or its counsel in connection with the Loan Payoff, and, to the extent that the Loan Payoff occurs on a date other than as permitted under the applicable Note and Deed of Trust, any amounts of interest charged by the applicable Lender for the period from the Closing Date to the permitted prepayment date. The exact amount of the Lender Fees shall be determined as of the Closing Date.



1.1.46......"Loan" means the indebtedness owing to Lender evidenced by a Note.



1.1.47......"Loan Assumption  Application" shall have the meaning set forth in
Section 4.6.3.1.



1.1.48......"Loan  Assumption  Application  Submittal  Deadline"  shall have the meaning set forth in Section 4.6.3.1.



1.1.49......"Loan  Assumption and Release" shall have the meaning set forth in
Section 4.6.2.1.



1.1.50......"Loan Balance" shall have the meaning set forth in Section 2.2.3.



1.1.51......"Loan Payoff" shall have the meaning set forth in Section 5.4.7.



1.1.52......"Losses" shall have the meaning set forth in Section 3.4.1.



1.1.53......"Materials" shall have the meaning set forth in Section 3.5.



1.1.54......Materials  Security Deposit" means a portion of the Initial Deposit, or at such time as the Additional Deposit has been delivered, the entire Deposit, equal to $64,000.00.



1.1.55......"Miscellaneous   Property  Assets"  means,   with  respect  to  each
Property, all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of a Property and owned by its respective Seller, excluding, however, with respect to each Property (a) receivables, (b) Property Contracts, (c) Leases, (d) Permits, (e) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (f) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (g) utility and similar deposits, (h) insurance or other prepaid items, (i) such Seller's proprietary books and records, or (j) any right, title or interest in or to the AIMCO Marks. The term "Miscellaneous Property Assets" also shall include all of the applicable Seller's rights, if any, in and to the name "Community Name" identified in the Seller Information Schedule as it relates solely to use in connection with the applicable Property (and not with respect to any other property owned or managed by any Seller, Property Manager, AIMCO, or their respective affiliates).



1.1.56......"New   Exception"   shall   have   the   meaning   set   forth  in
Section 4.4.2.



1.1.57......"New Exception  Review Period" shall have the meaning set forth in
Section 4.4.2.



1.1.58......"Note"  means, with respect to each Property, the promissory note(s)
identified in the Seller Information Schedule.



1.1.59......"Objection   Deadline"   shall  have  the  meaning  set  forth  in
Section 4.3.



1.1.60......"Objection   Notice"   shall  have  the   meaning   set  forth  in
Section 4.3.



1.1.61......"Objections" shall have the meaning set forth in Section 4.3.



1.1.62......"Payoff  Property" means those Properties for which the Loan will be paid off at Closing and identified as a Payoff Property on the Seller Information Schedule. Except for Williamsburg on the Lake, all Properties are Payoff Properties.


1.1.63......"Permits"  means,  with respect to each  Property,  all licenses and permits granted by any governmental authority having jurisdiction over such Property and required in order to own and operate such Property.



1.1.64......"Permitted  Exceptions"  shall  have  the  meaning  set  forth  in
Section 4.4.



1.1.65......"Prohibited  Person"  means  any of the  following:  (a) a person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, Executive Order No. 13224 on Terrorist Financing (effective September 24,
2001) (the "Executive Order"); (b) a person or entity owned or controlled by, or acting for or on behalf of any person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, the Executive Order; (c) a person or entity that is named as a "specially designated national" or "blocked person" on the most current list published by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") at its official website, http://www.treas.gov/offices/enforcement/ofac; (d) a person or entity that is otherwise the target of any economic sanctions program currently administered by OFAC; or (e) a person or entity that is affiliated with any person or entity identified in clause (a), (b), (c) and/or (d) above.



1.1.66......"Property" means (a) the Land and Improvements and all rights of the applicable Seller, if any, in and to all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to such Land and Improvements, (b) the right, if any and only to the extent transferable, of such Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Fixtures and Tangible Personal Property related to such Land and Improvements, and (c) the Miscellaneous Property Assets owned by Seller which are located on such Land and Improvements and used in its operation.



1.1.67......"Property  Contracts"  means,  with  respect to each  Property,  all contracts, agreements, equipment leases, purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of such Property, but only to the extent assignable by their terms or applicable law (including any contracts that are assignable with the consent of the applicable vendor), and not including (a) any national contracts entered into by the applicable Seller, Property Manager, or AIMCO with respect to the applicable Property (i) which terminate automatically upon transfer of such Property by such Seller, or (ii) which such Seller, in Seller's sole discretion, elects to terminate with respect to such Property effective as of the Closing Date, or (b) any property management contract for such Property. Property Contracts shall not include forward or similar long-term contracts to purchase electricity, natural gas, or other utilities, which contracts shall be "Utility Contracts" governed by the provisions of Section 5.4.12.



1.1.68......"Property  Contracts  Notice"  shall have the meaning set forth in
Section 3.6.



1.1.69......"Property  Manager"  means the  current  property  manager of each
Property.



1.1.70......"Proration   Schedule"   shall  have  the  meaning  set  forth  in
Section 5.4.1.



1.1.71......"Purchase Price" shall have the meaning set forth in Section 2.2.



1.1.72......"Records  Disposal  Notice"  shall have the  meaning  set forth in
Section 5.4.13.



1.1.73......"Regional  Property  Manager" means,  with respect to each Property, the individual identified in the Seller Information Schedule.



1.1.74......"Reinstatement  Notice"  shall  have  the  meaning  set  forth  in
Section 8.1.



1.1.75......"Related  Contract"  means,  individually,  the  Purchase  and  Sale
Contract of even date herewith between Purchaser and Salem Courthouse, L.P., for the sale of the property commonly known as "Salem Courthouse Apartments", in Indiana, and the Purchase and Sale Contract of even date herewith between Purchaser and Wyckford Commons, L.P., for the sale of the property commonly known as "Wyckford Commons Apartments", in Indiana. "Related Contracts" means, collectively, both Related Contracts.



1.1.76......Rent-Ready  Condition" means the physical condition to which Seller, in the ordinary course of its business, would prepare Tenant Units in anticipation of renting such Tenant Units to Prospective Tenants.



1.1.77......"Rent Roll" shall have the meaning set forth in Section 3.5.3.



1.1.78......"Required  Assignment Consent" shall have the meaning set forth in
Section  3.6.



1.1.79......"Required  Fund  Amounts"  shall  have the  meaning  set  forth in
Section 4.6.6.1.



1.1.80......"Required  Return  Documents"  shall have the meaning set forth in
Section 3.5.2.



1.1.81......"Response   Deadline"   shall  have  the   meaning  set  forth  in
Section 4.3.



1.1.82......"Response Notice" shall have the meaning set forth in Section 4.3.



1.1.83......""Seller's  Indemnified  Parties" shall have the meaning set forth in Section  3.4.1.



1.1.84......"Seller Information  Schedule" shall have the meaning set forth in the introductory paragraph.



1.1.85......"Seller's Property-Related Files and Records" shall have the meaning set forth in Section 5.4.13.



1.1.86......"Seller's  Representations"  shall have the  meaning  set forth in
Section 6.1.



1.1.87......"Seller's Representative" means AIMCO.



1.1.88......"Separate Closing  Conditions" shall have the meaning set forth in
Section 4.6.9.



1.1.89......"Specific  AIMCO  Provisions"  shall have the meaning set forth in
Section 4.6.2.1.



1.1.90......"Survey" shall have the meaning ascribed thereto in Section 4.2.



1.1.91......"Survival Period" shall have the meaning set forth in Section 6.3.



1.1.92......"Survival Provisions" shall have the meaning set forth in Section
13.28.



1.1.93......"Tenant"  means any person or entity  entitled to occupy any portion of the applicable Property under a Lease.



1.1.94......"Tenant  Deposits" means,  with respect to a Property,  all security deposits, prepaid rentals, cleaning fees and other refundable deposits and fees collected from Tenants, plus any interest accrued thereon, paid by Tenants to the applicable Seller pursuant to its Leases. Tenant Deposits shall not include any non-refundable deposits or fees paid by Tenants to the applicable Seller, either pursuant to the Leases or otherwise.



1.1.95......"Tenant  Security  Deposit  Balance"  shall have the  meaning  set forth in Section 5.4.6.2.



1.1.96......Tenant Unit" means each apartment in the Property.



1.1.97......"Terminated  Contracts"  shall  have  the  meaning  set  forth  in
Section 3.6.



1.1.98......"Termination  Notice" shall have the meaning set forth in Section
8.1.



1.1.99......"Testing"  means  testing  required  at a Property  with  respect to lead-based paint in accordance with the requirements of the Consent Agreement.



1.1.100....."Third-Party   Reports"   means  any   reports,   studies  or  other
information prepared or compiled for Purchaser by any Consultant or other third-party in connection with Purchaser's investigation of a Property, but excluding any attorney work product.



1.1.101....."Title  Commitment"  shall have the  meaning  ascribed  thereto in
Section 4.1.



1.1.102....."Title  Documents"  shall have the  meaning set forth in Section
4.1.



1.1.103....."Title Insurer" shall have the meaning set forth in Section 2.2.1.



1.1.104....."Title Policy" shall have the meaning set forth in Section  4.1.



1.1.105....."Uncollected  Rents"  shall have the meaning set forth in Section
5.4.6.1.



1.1.106....."Utility  Contract " shall have the  meaning set forth in Section
5.4.12.



1.1.107....."Vendor   Terminations"  shall  have  the  meaning  set  forth  in
Section 5.2.5.



                                   ARTICLE II
                 PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT



2.1 Purchase and Sale. Each Seller agrees to sell and convey its Property listed on the Seller Information Schedule to Purchaser and Purchaser agrees to purchase such Property from each Seller, all in accordance with the terms and conditions set forth in this Contract.



2.2 Purchase Price and Deposit. The Base Purchase Price for each Property is set forth in the Seller Information Schedule, and, in the case of a Payoff Property, also shall be reduced by the Lender Fees applicable to such Property (the "Purchase Price"). The Purchase Price for each Property shall be paid as follows:



2.2.1 Within one Business Day after the Effective Date, Purchaser shall deliver to Fidelity National Title Company, c/o Lolly Avant, National Commercial Closing Specialist, 1900 West Loop South, Suite 650, Houston, Texas 77027, telephone:
800-879-1677; fax: 713-623-4406, e-mail: lavant@fidelitynt.com ("Escrow Agent" or "Title Insurer") an initial deposit (the "Initial Deposit") of $320,748 by wire transfer of immediately available funds ("Good Funds"). The Initial Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3. The Initial Deposit shall be allocated among the Sellers of the Properties pursuant to the Applicable Share attributable to each of their respective Properties. Notwithstanding anything in this Contract to the contrary, Purchaser shall have the right, in its sole and absolute discretion, to recover the entirety of the Deposit (other than the Material Security Deposit, the return of which is covered by Section 3.5.2) if it terminates this Contract prior to the expiration of the Feasibility Period, even if Purchaser is in default at the time of such termination; provided, however, Purchaser shall not have the right to recover the Deposit if Purchaser is in default and such default has caused a Loss to Seller arising from personal injury, property damage or lien (but Purchaser shall be precluded from recovery of the Deposit (less the Materials Security Deposit) only to the extent of such Loss).



2.2.2 Within one Business Day after the Feasibility Period expires, Purchaser shall deliver to Escrow Agent an additional deposit (the "Additional Deposit") of $449,047 by wire by transfer of Good Funds. The Additional Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section
2.3. The Additional Deposit shall be allocated among the Sellers of the Properties pursuant to the Applicable Share attributable to each of their respective Properties.



2.2.3 At the Closing, subject to the occurrence of the Loan Assumption and Release, Purchaser shall, with respect to the Assumption Property, receive a credit against the Purchase Price for such Assumption Property in the amount of the outstanding principal balance of the applicable Note, together with all accrued but unpaid interest (if any) thereon, as of the Closing Date (the "Loan Balance").



2.2.4 The balance of the Purchase Price for each Property shall be paid to and received by Escrow Agent by wire transfer of Good Funds no later than 1:00 p.m. (in the time zone in which Escrow Agent is located) on the Closing Date (or such earlier time as required by any Seller's lender).



2.3   Escrow Provisions Regarding Deposit.



2.3.1 Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms of this Contract. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase contracts as Escrow Agent, in its discretion, deems suitable, and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit pursuant to this Contract.



2.3.2 Escrow Agent shall hold the Deposit until the earlier occurrence of (i) the Closing Date, at which time the Deposit shall be applied against the Purchase Price for each Property, or (ii) the date on which Escrow Agent shall be authorized to disburse the Deposit as set forth in Section 2.3.3. The tax identification numbers of the parties shall be furnished to Escrow Agent upon request.



2.3.3 At any time on or before the date on which the Feasibility Period expires, but except as otherwise provided in the proviso of the last sentence of Section 2.2.1, if Escrow Agent shall receive a demand from Purchaser, requesting a return of the Initial Deposit, then Escrow Agent shall promptly, without the need of confirmation from, and irrespective of any notice to the contrary sent to it by, Seller, return an amount equal to the Initial Deposit less the Materials Security Deposit to Purchaser, in which event this Contract shall be deemed to have been terminated by Purchaser and the Materials Security Deposit shall be returned to Purchaser only upon Sellers' written confirmation that Purchaser has returned all Third-Party Reports and Required Return Documents provided to Purchaser. If, after the expiration of the Feasibility Period, the Deposit has not been released earlier in accordance with Section 2.3.2 or the preceding sentence of this Section 2.3.3, and Purchaser or Seller's Representative makes a written demand upon Escrow Agent for payment of the Deposit, Escrow Agent shall give written notice to the other parties of such demand. If Escrow Agent does not receive a written objection from another party to the proposed payment within 5 Business Days after the giving of such notice, Escrow Agent is hereby authorized to make such payment (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit to Purchaser). If Escrow Agent does receive such written objection within such 5-Business Day period, Escrow Agent shall continue to hold such amount until otherwise directed by written instructions from the parties to this Contract or a final judgment or arbitrator's decision. However, Escrow Agent shall have the right at any time to deposit the Deposit and interest thereon, if any, with a court of competent jurisdiction in the state in which a Property is located. Escrow Agent shall give written notice of such deposit to Seller's Representative and Purchaser. Upon such deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder. Sellers hereby appoint Seller's Representative to give and receive notices to Escrow Agent regarding the Deposit.



2.3.4 The parties acknowledge that Escrow Agent is acting solely as a stakeholder at their request and for their convenience, and that Escrow Agent shall not be deemed to be the agent of any of the parties for any act or omission on its part unless taken or suffered in bad faith in willful disregard of this Contract or involving gross negligence. Sellers and Purchaser jointly and severally shall indemnify and hold Escrow Agent harmless from and against all costs, claims and expenses, including reasonable attorney's fees, incurred in connection with the performance of Escrow Agent's duties hereunder, except with respect to actions or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this Contract or involving gross negligence on the part of the Escrow Agent.



2.3.5 The parties shall deliver to Escrow Agent an executed copy of this Contract, which shall constitute the sole instructions to Escrow Agent. Escrow Agent shall execute the signature page for Escrow Agent attached hereto with respect to the provisions of this Section 2.3; provided, however, that (a) Escrow Agent's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Sellers, and the same shall become fully effective upon execution by Purchaser and Sellers, and (b) the signature of Escrow Agent will not be necessary to amend any provision of this Contract other than this Section 2.3.



2.3.6 Escrow Agent, as the person responsible for closing the transaction within the meaning of Section 6045(e)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), shall file all necessary information, reports, returns, and statements regarding the transaction required by the Code including, but not limited to, the tax reports required pursuant to Section 6045 of the Code. Further, Escrow Agent agrees to indemnify and hold Purchaser, Sellers, and their respective attorneys and brokers harmless from and against any Losses resulting from Escrow Agent's failure to file the reports Escrow Agent is required to file pursuant to this section.



2.3.7 The provisions of this Section 2.3 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deeds to Purchaser.



                                  ARTICLE III.
                               FEASIBILITY PERIOD



3.1 Feasibility Period. Subject to the terms of Sections 3.3 and 3.4 and the right of Tenants under the Leases, from the Effective Date to and including September 16, 2005 (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the
Properties:



3.1.1 To conduct and make any and all customary studies, tests, examinations, inquiries, and inspections, or investigations (collectively, the "Inspections") of or concerning the Properties (including, without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys);



3.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Properties;



3.1.3 To  ascertain   and  confirm  the   suitability   of  the  property  for
Purchaser's intended use of the Properties; and



3.1.4 To review the Materials at Purchaser's sole cost and expense.



3.2 Expiration of Feasibility Period. If the results of any of the matters referred to in Section 3.1 appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Contract for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Contract in its entirety with respect to all Properties (but not in part with respect to less than all Properties) by giving written notice to that effect to Seller's Representative and Escrow Agent on or before 5:00 p.m. (in the time zone in which the Escrow Agent is located) on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Contract shall terminate and be of no further force and effect subject to and except for the Survival Provisions, and Escrow Agent shall forthwith return the Initial Deposit to Purchaser (subject to Purchaser's obligation under Section
3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit). If Purchaser fails to provide Seller's Representative with written notice of termination prior to the expiration of the Feasibility Period in strict accordance with the notice provisions of this Contract, Purchaser's right to terminate under this Section 3.2 shall be permanently waived and this Contract shall remain in full force and effect, the Deposit (including both the Initial Deposit and, when delivered in accordance with Section 2.2.2, the Additional Deposit) shall be non-refundable, and Purchaser's obligation to purchase the Properties shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in Section 8.1.



3.3 Conduct of Investigation. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to any Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any Inspections conducted by or for Purchaser. Purchaser shall give notice (which may be delivered telephonically) to the applicable Seller a reasonable time prior to entry onto its Property and shall permit such Seller to have a representative present during all Inspections conducted at its Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of each Property, and all equipment, materials and substances generated, used or brought onto each Property pose no material threat to the safety of persons or the environment and cause no damage to such Property or other property of any Seller or other persons. All information made available by any of the Sellers to Purchaser in accordance with this Contract or obtained by Purchaser in the course of its Inspections shall be treated as confidential information by Purchaser, and, prior to the purchase of the Properties by Purchaser, Purchaser shall use commercially reasonable efforts and diligence to prevent its Consultants from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Contract. The provisions of this Section 3.3 shall survive the termination of this Contract, and if not so terminated shall survive (except for the confidentiality provisions of this Section 3.3) the Closing and delivery of the Deeds to Purchaser.



3.4   Purchaser Indemnification.



3.4.1 Purchaser shall indemnify, hold harmless and, if requested by a Seller (in such Seller's sole discretion), defend (with counsel approved by such Seller) such Seller, together with such Seller's affiliates, parent and subsidiary entities, successors, assigns, partners, managers, members, employees, officers, directors, trustees, shareholders, counsel, representatives, agents, Property Manager, Regional Property Manager, and AIMCO (collectively, including such Seller, "Seller's Indemnified Parties"), from and against any and all damages, mechanics' liens, liabilities, penalties, interest, losses, demands, actions, causes of action, claims, costs and expenses (including reasonable attorneys' fees, including the cost of in-house counsel and appeals) (collectively, "Losses") to the extent arising from or related to Purchaser's or its Consultants' entry onto such Seller's Property, and any Inspections or other matters performed by Purchaser with respect to such Property during the Feasibility Period or otherwise.



3.4.2 Notwithstanding anything in this Contract to the contrary, Purchaser shall not be permitted to perform any invasive tests on any Property without Seller's Representative's prior written consent, which consent may be withheld in Seller's Representative's sole discretion. Further, Seller's Representative shall have the right, without limitation, to disapprove any and all entries, surveys, tests (including, without limitation, a Phase II environmental study of its Property), investigations and other matters that in such Seller's Representative's reasonable judgment could result in any injury to its Property or breach of any contract, or expose the applicable Seller to any Losses or violation of applicable law, or otherwise adversely affect such Property or such Seller's interest therein. Purchaser shall use commercially reasonable efforts to minimize disruption to Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by Seller' Representative to any such activity shall be deemed to constitute a waiver by the applicable Seller or assumption of liability or risk by such Seller. Purchaser hereby agrees to restore, at Purchaser's sole cost and expense, each Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article 3. Purchaser shall maintain and cause its third party consultants to maintain (a) casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $1,000,000.00 with respect to property damage, and (b) worker's compensation insurance for all of their respective employees in accordance with the law of the state(s) in which the Properties are located. Purchaser shall deliver proof of the insurance coverage required pursuant to this Section 3.4.2 to Sellers (in the form of a certificate of insurance) prior to the earlier to occur of (i) Purchaser's or Purchaser's Consultants' entry onto any of the Properties, or (ii) the expiration of 5 days after the Effective Date.



3.4.3 The provisions of this Section 3.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deeds to Purchaser.



3.5   Property Materials.



3.5.1 Within 10 days after the Effective Date, and to the extent the same exist and are in a Seller's possession or reasonable control (subject to Section 3.5.2), each Seller agrees to make the documents set forth on Schedule 3.5 (the "Materials") relating to its Property available at its Property for review and copying by Purchaser at Purchaser's sole cost and expense. In the alternative, at a Seller's option and within the foregoing 10-day period, such Seller may deliver some or all of its Materials to Purchaser, or make the same available to Purchaser on a secure web site (Purchaser agrees that any item to be delivered by a Seller under this Contract shall be deemed delivered to the extent available to Purchaser on such secured web site). To the extent that Purchaser determines that any of the Materials have not been made available or delivered to Purchaser pursuant to this Section 3.5.1, Purchaser shall notify the applicable Seller and such Seller shall use commercially reasonable efforts to deliver the same to Purchaser within 5 Business Days after such notification is received by such Seller; provided, however, that under no circumstances will the Feasibility Period be extended and Buyer's sole remedy will be to terminate this Contract pursuant to Section 3.2.



3.5.2 In providing such information and Materials to Purchaser, other than Seller's Representations, EACH SELLER MAKES NO REPRESENTATION OR WARRANTY, EXPRESS, WRITTEN, ORAL, STATUTORY, OR IMPLIED, AND ALL SUCH REPRESENTATIONS AND WARRANTIES ARE HEREBY EXPRESSLY EXCLUDED AND DISCLAIMED. Any information and Materials provided by any of the Sellers to Purchaser under the terms of this Contract is for informational purposes only. All computer disks of due diligence materials and surveys (collectively, the "Required Return Documents"), together with all Third-Party Reports, shall be returned by Purchaser to all applicable Sellers as a condition to return of the Materials Security Deposit to Purchaser (if Purchaser is otherwise entitled to the Deposit pursuant to the terms of this Contract) if this Contract is terminated for any reason. Purchaser shall not in any way be entitled to rely upon the accuracy of such information and Materials. Purchaser recognizes and agrees that the Materials and other documents and information delivered or made available by Sellers pursuant to this Contract may not be complete or constitute all of such documents which are in a Seller's possession or control, but are those that are readily available to such Seller after reasonable inquiry to ascertain their availability. Purchaser understands that, although each Seller will use commercially reasonable efforts to locate and make available the Materials and other documents required to be delivered or made available by it pursuant to this Contract, Purchaser will not rely on such Materials or other documents as being a complete and accurate source of information with respect to such Seller's Property, and will instead in all instances rely exclusively on its own Inspections and Consultants with respect to all matters which it deems relevant to its decision to acquire, own and operate the Properties.



3.5.3 In addition to the items set forth on Schedule 3.5, no later than 10 days after the Effective Date, each Seller shall deliver to Purchaser (or otherwise make available to Purchaser as provided under Section 3.5.1) a rent roll for its Property listing the move-in date, monthly base rent payable, lease expiration date and unapplied security deposit for each Lease (the "Rent Roll"). The Rent Roll shall be part of the Materials for all purposes under this Contract and such Seller makes no representations or warranties regarding the Rent Roll other than the express representation set forth in Section 6.1.7. Each Seller shall update the Rent Roll in accordance with Section 5.2.11.



3.5.4 The provisions of this Section 3.5 shall survive the Closing and delivery of the Deed to Purchaser.



3.6 Property Contracts. On or before the expiration of the Feasibility Period, Purchaser may deliver written notice to each Seller (a "Property Contracts Notice") specifying any Property Contracts of such Seller which Purchaser desires to terminate at the Closing (the "Terminated Contracts"); provided that
(a) the effective date of such termination after Closing shall be subject to the express terms of such Terminated Contracts (and, to the extent that the effective date of termination of any Terminated Contract is after the Closing Date, Purchaser shall be deemed to have assumed all of the applicable Seller's obligations under such Terminated Contract as of the Closing Date), (b) if any such Property Contract cannot by its terms be terminated, it shall be assumed by Purchaser and not be a Terminated Contract, and (c) to the extent that any such Terminated Contract requires payment of a penalty or premium for cancellation, Purchaser shall be solely responsible for the payment of any such cancellation fees or penalties. If Purchaser fails to deliver a Property Contracts Notice to a Seller on or before the expiration of the Feasibility Period, there shall be no Terminated Contracts with respect to such Seller (or its Property) and Purchaser shall assume all Property Contracts of such Seller at the Closing. To the extent that any Property Contract to be assumed by Purchaser (including any Property Contract that, because of advance notice requirements, will be temporarily assumed by Purchaser pending the effective date of termination after the Closing Date) is assignable but requires the applicable vendor to consent to the assignment or assumption of the Property Contract by the applicable Seller to Purchaser, then, prior to the Closing, Purchaser shall be responsible for obtaining from each applicable vendor a consent (each a "Required Assignment Consent") to the assignment of the Property Contract by the applicable Seller to Purchaser (and the assumption by Purchaser of all obligations under such Property Contract). Purchaser shall indemnify, hold harmless and, if requested by the applicable Seller (in such Seller's sole discretion), defend (with counsel approved by such Seller) such Seller's Indemnified Parties from and against any and all Losses arising from or related to Purchaser's failure to obtain any Required Assignment Consent.



                                   ARTICLE IV
                                      TITLE



4.1 Title Documents. Within 7 calendar days after the Effective Date, each Seller shall cause to be delivered to Purchaser a standard form commitment for title insurance ("Title Commitment") for such Seller's Property in an amount equal to the Property's Base Purchase Price from Title Insurer for an owner's title insurance policy (the "Title Policy") on the most recent standard American Land Title Association form, together with copies of all instruments identified as exceptions therein (together with the Title Commitment, referred to herein as the "Title Documents"). Each Seller shall be responsible only for payment of the basic premium for the Title Policy for its Property. Purchaser shall be solely responsible for payment of all other costs relating to procurement of the Title Commitment, the Title Policy, and any requested endorsements with respect to each of the Properties, including for "extended" coverage.



4.2 Survey. Within 3 Business Days after the Effective Date, each Seller shall deliver to Purchaser or make available at such Seller's Property any existing survey of such Property (the "Existing Survey") which to such Seller's knowledge is in such Seller's possession or reasonable control (subject to Section 3.5.2). Purchaser acknowledges and agrees that delivery of the Existing Survey is subject to Section 3.5.2. To the extent that Purchaser desires that a new survey of a Property be prepared (or that the Existing Survey be updated), Purchaser shall request the same in writing to Seller's Representative no later than 10 calendar days after the Effective Date, in which event such Seller's
Representative shall order such new or updated survey (together with the Existing Survey, is referred to herein as the "Survey") from the surveyor who prepared the Existing Survey (or from such other surveyor as such Seller determines in its reasonable discretion); provided, however, that nothing herein shall be deemed to extend either the Feasibility Period, the Objection Deadline or the Final Response Deadlines. Purchaser shall pay to the applicable Seller 75% of the costs of the applicable Existing Survey and any new or updated survey requested pursuant to the terms of this Section 4.2; the applicable Seller shall be responsible for the remaining 25% of such costs. Purchaser's obligation to make the payments to Sellers set forth in the preceding sentence shall survive the termination of this Contract or the Closing; provided, however, if Purchaser terminates this Contract within 14 days after the Effective Date, then Purchaser shall have no obligation to pay such Survey costs.



4.3 Objection and Response Process. On or before September 7, 2005 (the "Objection Deadline"), Purchaser shall, on a Property-by-Property basis, give written notice (the "Objection Notice") to the attorneys for Sellers of any matter set forth in any Title Documents or Surveys to which Purchaser objects (the "Objections"). If Purchaser fails to tender an Objection Notice with respect to a Property on or before the Objection Deadline, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey for such Property. On or before September 14, 2005 (the "Response Deadline"), a Seller who has received an Objection Notice may, in such Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which such Seller is willing to cure, if any. Sellers shall be entitled to reasonable adjournments of the Closing Date to cure any Objections applicable to any Seller. If a Seller fails to deliver a Response Notice by the Response Deadline, such Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice. If Purchaser is dissatisfied with any Response Notice, Purchaser may, as its exclusive remedy, elect by written notice given to Seller's Representative on or before the expiration of the Feasibility Period (the "Final Response Deadline") either (a) to accept the Title Documents and Survey with resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections) and without any reduction or abatement of the Purchase Price, or (b) to terminate this Contract in its entirety regarding all Properties (but not less than all Properties), in which event the Initial Deposit shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit). If Purchaser fails to give notice to terminate this Contract on or before the Final Response Deadline, Purchaser shall be deemed to have elected to approve and irrevocably waived any objections to any matters covered by the Title Documents or the Survey applicable to each Property, subject only to resolution, if any, of the Objections as set forth in the Response Notice for such Property (or if no Response Notice is tendered, without any resolution of the Objections).



4.4   Permitted Exceptions.



4.4.1 The Deed for each Property delivered pursuant to this Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions":



4.4.1.1.....All  matters  shown in the Title  Documents  and the Survey for such
Property, other than (a) those Objections, if any, which the applicable Seller has agreed to cure pursuant to the Response Notice under Section 4.3, (b) mechanics' liens and taxes due and payable with respect to the period preceding Closing, (c) the standard exception regarding the rights of parties in possession which shall be limited to those parties in possession pursuant to the Leases, and (d) the standard exception pertaining to taxes which shall be limited to taxes and assessments payable in the year in which the Closing occurs and subsequent taxes and assessments;



4.4.1.2.....All Leases for such Property;



4.4.1.3.....The Assumed Encumbrances;



4.4.1.4.....Applicable zoning and governmental regulations and ordinances;



4.4.1.5.....Any defects in or objections to title to such  Property,  or title exceptions or encumbrances, arising by, through or under Purchaser; and



4.4.1.6.....The terms and conditions of this Contract.



4.4.2 If at any time after the expiration of the Feasibility Period any update of the Title Commitment discloses any material additional items that materially adversely affect title to any of the Properties and (a) that have not been caused by, through or under Purchaser or its Consultants, (b) that were not disclosed on any version of the Title Commitments delivered to Purchaser during the Feasibility Period, and (c) which the applicable Seller does not agree to cure (with such decision to cure to be in such Seller's sole and absolute discretion) (the "New Exception"), then Purchaser shall have the lesser of (a) a period of 5 days from the date of its receipt of such updated Title Commitment or (b) the Scheduled Closing Date (the "New Exception Review Period") to review and to approve or disapprove of the same. If the New Exception is unacceptable to it, Purchaser, at its sole option, may elect either: (i) to terminate this Contract in its entirety with respect to all of the Properties, in which event this Contract shall be of no further force and effect subject to and except for the Survival Provisions, and Escrow Agent shall forthwith return the Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit); or (ii) to waive such objections and proceed with the transactions contemplated by this Contract, in which event Purchaser shall be deemed to have approved the New Exception and the same shall be a Permitted Exception. If Purchaser fails to notify Seller of its election to terminate this Contract in accordance with the foregoing clause
(i) prior to the expiration of the New Exception Review Period, Purchaser shall be deemed to have elected to approve and irrevocably waive any objections to the New Exception and the same shall be a Permitted Exception.



4.5 Existing Deed of Trust. The provisions of this Section 4.5 apply only to Payoff Properties. It is understood and agreed that, whether or not Purchaser gives an Objection Notice with respect thereto for a Payoff Property, any deeds of trust and/or mortgages which secure a Note for a Payoff Property (collectively, a "Deed of Trust") shall not be deemed Permitted Exceptions for such Property, whether Purchaser gives further written notice of such or not, and shall, pursuant to Section 5.4.7, be paid off, satisfied, discharged and/or cured from proceeds of the Purchase Price at Closing, provided that the Lender's Fees due in connection with such Loan Payoff shall be paid by Purchaser (subject to reduction of the Purchase Price in accordance with Section 2.2).



4.6   Assumed Encumbrances.

4.6.1 Certain agreements presently encumber both the Williamsburg on the Lake and Abington I and II Properties which must be assumed by Purchaser at the
Closing:



4.6.1.1.....Purchaser recognizes and agrees that, in connection with the Loan on the Assumption Property made by Lender, the Assumption Property is encumbered by the Assumed Deed of Trust and the Assumed Encumbrances. The Loan is evidenced by the Note applicable to such Assumption Property. Within 7 days after the Effective Date, the Seller of the Assumption Property agrees that it will make available to Purchaser (in the same manner in which such Seller is permitted to make the Materials available to Purchaser under Section 3.5.1) copies of the Assumed Loan Documents which are in such Seller's possession or reasonable control (subject to Section 3.5.2).



4.6.1.2.....Purchaser  recognizes and agrees that the  Williamsburg  on the Lake
Property and Abington I and II Properties are the subject of one or more HAP contracts (collectively, the "HAP Contracts") which regulate Section 8 payments to such Properties under existing vouchers issued by the applicable local housing authority (the "Housing Authority"). The HAP Contracts shall be deemed Assumed Encumbrances for all purposes hereunder. Within 7 days after the Effective Date, the Williamsburg on the Lake Property and Abington I and II Sellers agree that they will make available to Purchaser (in the same manner in which such Sellers are permitted to make the Materials available to Purchaser under Section 3.5.1) copies of the HAP Contracts which are in such Sellers' possession or reasonable control (subject to Section 3.5.2).



4.6.2 With respect to the Assumed Loan Documents and the HAP Contracts, Purchaser agrees as follows:



4.6.2.1.....Purchaser  agrees that, at the Closing,  (a) Purchaser  shall assume the applicable Seller's obligations under the Note and all of the other applicable Assumed Loan Documents and accept title to the Assumption Property subject to the Deed of Trust and the Assumed Encumbrances applicable to such Assumption Property, and (b) the applicable Lender shall release the applicable Seller, as well as any guarantors and other obligated parties under the Assumed Loan Documents, from all obligations under the Assumed Loan Documents (and any related guarantees or letters of credit), including, without limitation, any obligation to make payments of principal and interest under the applicable Note (collectively, the foregoing (a) and (b) referred to herein as the "Loan Assumption and Release"). Purchaser acknowledges and agrees that (x) certain of the provisions of the Assumed Loan Documents may have been negotiated for the exclusive benefit of the applicable Seller, AIMCO or their respective affiliates (the "Specific AIMCO Provision"), and (y) unless the Lender otherwise agrees in such Lender's sole and arbitrary discretion, Purchaser will not be permitted to assume the benefit of the Specific AIMCO Provisions and the same shall be of no further force or effect from and after the Closing Date.



4.6.2.2.....Purchaser  agrees that, at the Closing,  either (a) Purchaser  shall assume all obligations under the HAP Contracts and accept title to Williamsburg on the Lake Property and Abington I and Abington II subject to the same, or (b) the existing HAP Contracts shall be terminated, and Purchaser shall enter into replacement HAP contracts which are acceptable to the Housing Authority (collectively, the foregoing (a) and (b) referred to herein as the "HAP Assumption").



4.6.3 With respect to the Loan Assumption and Release and the HAP Assumption, Purchaser agrees as follows:



4.6.3.1.....Purchaser  further  acknowledges  that the  Assumed  Loan  Documents require the satisfaction by Purchaser of certain requirements as set forth therein to allow for the Loan Assumption and Release. Accordingly, Purchaser, at its sole cost and expense and within 17 days after the Effective Date (the "Loan Assumption Application Submittal Deadline"), shall submit the application to the applicable Lender for assumption of each new Loan and approval of the Loan Assumption and Release, together with all documents and information required by the Assumed Loan Documents which Purchaser reasonably believes is required based on information received from the Lender (the "Loan Assumption Application").



4.6.3.2.....Purchaser  further  acknowledges  that the HAP Contracts require the satisfaction by Purchaser of certain requirements as set forth therein to allow for the HAP Assumption. Accordingly, no later than the Loan Assumption Application Submittal Deadline, Purchaser, at its sole cost and expense, shall meet with the Housing Authority and, pursuant to the HAP Contracts and form HUD-542641, shall submit all applications, documents, information, materials and fees (collectively, the "HAP Assumption Application") required by the Housing Authority in order for the Housing Authority to review and approve Purchaser's request that the Housing Authority approve the HAP Assumption (the "HAP Approval"). In addition to the foregoing, Purchaser recognizes and agrees that the Housing Authority requires Purchaser to complete and return each of the following (together with such other requirements as the Housing Authority may from time to time impose, the "Housing Authority Requirements"): (i) IHA Section 8 - Proof of Property Ownership Form, (ii) Form W9, (iii) Change of Address Form, (iv) list of tenant names, (v) list of property addresses, and (vi) proof of ownership of the property in the forms approved by the Housing Authority. Purchaser agrees, at Purchaser's sole cost and expense, to submit the Housing Authority Requirements to the Housing Authority at such times and in such form as the Housing Authority requires (Purchaser acknowledges that all submitted materials must, in accordance with Housing Authority rules, be uniform in name as well as list the property addresses), together with any fee required by the Housing Authority in connection therewith. All such Housing Authority Requirements shall be submitted by Purchaser within such time frames as are necessary in order for the Closing to proceed on the scheduled Closing Date. Further, Purchaser shall make such filings post-Closing as required by the Housing Authority for the HAP Approval. The provisions of this Section 4.6.3.2 shall survive Closing.



4.6.3.3.....Purchaser  agrees to provide Seller's  Representative with a copy of the Loan Assumption Application and the HAP Assumption Application no later than 2 Business Days prior to the Loan Assumption Application Submittal Deadline and shall provide evidence of its submission to Lender and to the Housing Authority on or before the Loan Assumption Application Submittal Deadline. Purchaser acknowledges and agrees that Purchaser is solely responsible for the preparation and submittal of the Loan Assumption Application and the HAP Assumption Application, including the collection of all materials, documents, certificates, financials, signatures, and other items required to be submitted to Lender and the Housing Authority in connection therewith.


4.6.4 Purchaser shall comply with the applicable Lender's assumption guidelines in connection with each Loan Assumption and Release and the Housing Authority's guidelines in connection with the HAP Assumption. Purchaser shall be responsible, at its sole cost and expense, for correcting and re-submitting any deficiencies noted by such Lender or the Housing Authority in connection with a Loan Assumption Application or the HAP Assumption Application no later than 3 Business Days after notification from such Lender or the Housing Authority of such deficiency. Purchaser also shall provide Seller's Representative with a copy of any correspondence from a Lender or the Housing Authority with respect to a Loan Assumption Application or the HAP Assumption Application no later than 3 Business Days after receipt of such correspondence from such Lender or the Housing Authority. Purchaser acknowledges that a Lender's assumption guidelines may not be consistent with the provisions of the applicable Assumed Loan Documents concerning the Loan Assumption and Release. Purchaser shall coordinate with such Lender to comply with the appropriate provisions of both the applicable Assumed Loan Documents and such Lender's assumption guidelines in order to allow for the Loan Assumption and Release.



4.6.5 Purchaser shall pay all fees and expenses (including, without limitation, all servicing fees and charges, transfer fees, assumption fees, title fees, endorsement fees, and other fees to release each Seller of all liability under a
Loan) imposed or charged by the Lender or the Housing Authority or their counsel (such fees and expenses collectively being referred to as the "Assumption Lender Fees"), in connection with each Loan Assumption Application, each Loan Assumption and Release, the HAP Assumption Application, and the HAP Assumption. The provisions of this Section 4.6.5 shall survive the termination of this Contract and the Closing.



4.6.6 In connection with the Loan Assumption and Release and the HAP Assumption, Purchaser agrees as follows:



4.6.6.1.....Purchaser  shall be responsible for (a) replacing (and increasing to the extent required by the applicable Lender or the Housing Authority) all reserves, impounds and other accounts required to be maintained in connection with each Loan or the HAP Contracts, and (b) funding any additional reserves, impounds, escrows or accounts required by a Lender or the Housing Authority to be maintained by Purchaser in connection with each Loan after the Loan Assumption and Release or the HAP Contracts after the HAP Assumption (the foregoing amounts in (a) and (b) collectively referred to herein as the "Required Fund Amounts"). Any existing reserves, impounds, escrows and other accounts required to be replaced by Purchaser pursuant to the foregoing sentence shall be released in Good Funds to the applicable Seller at the Closing. The provisions of this Section 4.6.6 shall survive the Closing.



4.6.7 Purchaser agrees promptly to deliver to each Lender all documents and information required by the Assumed Loan Documents. Purchaser also agrees to deliver to Lender and the Housing Authority such other information or documentation as such Lender or the Housing Authority reasonably may request, including, without limitation, financial statements, income tax returns and other financial information for Purchaser and any required guarantor. The applicable Sellers agree that it will cooperate with Purchaser and the applicable Lender and the Housing Authority, at no material cost or expense to such Seller, in connection with Purchaser's application to Lender and the Housing Authority for approval of the applicable Loan Assumption and Release and the HAP Assumption.



4.6.8 No later than 10 days after the Effective Date, Purchaser shall order a Phase I Environmental study for the Assumption Property (prepared by an environmental engineer reasonably acceptable to Seller's Representative and Lender), and covenants that such Phase I Environmental study shall be delivered to Seller's Representative and Lender no later than 10 days prior to the Closing Date in connection with and as a precondition to a Loan Assumption and Release for the Assumption Property.



4.6.9 If either (i) Lender has not approved the Loan Assumption and Release for Williamsburg on the Lake, or (ii) the Housing Authority has not approved the HAP Assumption for Williamsburg on the Lake Property and Abington I and II (collectively, (i) and (ii) are referred to herein as the ("Separate Closing Conditions") on or before November 15, 2005, then Sellers may, in their sole and absolute discretion, by written notice to Purchaser (a) terminate this Contract in its entirety, in which case the Deposit shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit) (except if Purchaser is in default of its obligations under this Contract, including this Section 4.6, in which case Sellers shall have the rights set forth in Section 10.1), (b) terminate this Contract with respect solely to (I) Williamsburg on the Lake if Lender has not approved the Loan Assumption and Release, and/or (II)
Williamsburg on the Lake, Abington I and II, as applicable, if the Housing Authority has not approved the HAP Assumption, and Purchaser and the remaining Sellers shall proceed to close the other Properties as provided in this Contract at the time provided therefor in Section 5.1 (and, to the extent Sellers terminate this Contract with respect to such Properties, the Applicable Share of the Deposit for Williamsburg on the Lake and/or Abington I and Abington II, as applicable, shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit, or, if the Applicable Share of the Deposit is less than the Materials Security Deposit, as a condition to the return of the Applicable Share of the Deposit), except if Purchaser is in default under this Contract in which event the applicable Seller may retain such Applicable Share in accordance with its remedies pursuant to Section 10.1), or (c) extend the date for Closing all of the Properties until December 15, 2005; provided, however, if Sellers have selected the option set forth in subsection (c) above, and either of the Separate Closing Conditions have not occurred by December 15, 2005, then Sellers again shall have the options set forth in subsections (a) and
(b) (with respect to the Properties for which the Separate Closing Conditions have not been met) above, and if Sellers select the option set forth in subsection (b) above, the Closing Date shall be December 22, 2005.



4.6.10......Purchaser  shall be in default  hereunder if (a) Purchaser  fails to submit a complete Loan Assumption Application for the Assumption Property or to submit a complete HAP Assumption Application for Williamsburg on the Lake, Abington I and Abington II by the Loan Assumption Application Submittal Deadline, or (b) Purchaser fails to comply with its other obligations hereunder with respect to the Loan Assumption and Release for the Assumption Property or its obligations hereunder with respect to the HAP Assumption for Williamsburg on the Lake, Abington I and Abington II, and, in either such event, Sellers may exercise their remedies under Section 10.1.



4.7 Purchaser Financing. Purchaser assumes full responsibility to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.



                                   ARTICLE V
                                     CLOSING



5.1 Closing Date. The Closing shall occur on the earlier of (a) 10 days after satisfaction of the Separate Closing Conditions, or (b) November 15, 2005 (the date on which the Closing is to occur, being the "Closing Date") through an escrow with Escrow Agent, whereby the Sellers, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means; provided, however, that in no event shall the Closing occur earlier than October 14, 2005. Notwithstanding the foregoing to the contrary, any of the Hunt Club, Abington I and Abington II Sellers shall have the option, by delivering written notice to Purchaser no later than 9 days prior to the Closing Date identified in subclause (a) of this Section 5.1, to extend the Closing Date for up to 33 days in connection with their Loan Payoffs, and the exercise of such option shall extend the Closing Date for all Properties. Further, the Closing Date may be extended without penalty at the option of any Seller either (i) to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by any Seller pursuant to the second sentence of this paragraph) to satisfy any condition to Closing, (ii) to a date following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by any Seller pursuant to the second sentence of this paragraph) in order to finalize the drafting with a Lender or a Lender's counsel of all documents necessary or desirable to accomplish a Loan Assumption and Release, (iii) as provided in Section 4.6.9, or (iv) such later date as is mutually acceptable to Seller and Purchaser.



5.2 Seller Closing Deliveries. No later than 1 Business Day prior to the Closing Date, each Seller shall, with respect to each Property to be conveyed by such Seller hereunder, deliver to Escrow Agent, each of the following items:



5.2.1 Limited Warranty Deed (the "Deed") in the form attached as Exhibit B to Purchaser, subject to the Permitted Exceptions.



5.2.2 A Bill of Sale in the form attached as Exhibit C.



5.2.3 A General Assignment in the form attached as Exhibit D (the "General Assignment").



5.2.4 An Assignment of Leases and Security Deposits in the form attached as Exhibit E (the "Leases Assignment").



5.2.5 A letter in the form attached hereto as Exhibit F prepared by Purchaser and countersigned by such Seller to each of the vendors under the Terminated Contracts informing them of the termination of such Terminated Contract as of the Closing Date (subject to any delay in the effectiveness of such termination pursuant to the express terms of each applicable Terminated Contract) (the "Vendor Terminations").


5.2.6 A HAP Assignment Agreement in form and content required by the Housing Authority (and reasonably approved by Seller).



5.2.7 A closing statement executed by such Seller.



5.2.8 A title affidavit or at such Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to such Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject such Seller to any greater liability, or impose any additional obligations, other than as set forth in this Contract.



5.2.9 A certification of such Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.



5.2.10......Resolutions,   certificates   of  good  standing,   and  such  other
organizational documents as Title Insurer shall reasonably require evidencing such Seller's authority to consummate this transaction.



5.2.11......An  updated Rent Roll reflecting the information required in Section
3.5.3; provided, however, that the content of such updated Rent Roll shall in no event expand or modify the conditions to Purchaser's obligation to close as specified under Section 8.1.



5.2.12......A Sale Disclosure  Statement as required under Indiana law when each
Deed is recorded.



5.3 Purchaser Closing Deliveries. No later than 1 Business Day prior to the Closing Date (except for the balance of the Purchase Price which is to be delivered at the time specified in Section 2.2.4), Purchaser shall deliver to the Escrow Agent (for disbursement to the applicable Seller upon the Closing) the following items with respect to each Property being conveyed at such
Closing:



5.3.1 The full Purchase Price for such Property (with credit for the Applicable Share of the Deposit) and, if applicable for the Assumption Property, the Loan Balance, plus or minus the adjustments or prorations required by this Contract.



5.3.2 A title affidavit (or at Purchaser's option an indemnity) pertaining to Purchaser's activity on the applicable Property prior to Closing, in the customary form reasonably acceptable to Purchaser, to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Purchaser to any greater liability, or impose any additional obligations, other than as set forth in this Contract.



5.3.3 Any declaration or other statement which may be required to be submitted to the local assessor with respect to the terms of the sale of such Property.



5.3.4 A closing statement executed by Purchaser.



5.3.5 A countersigned counterpart of the General Assignment.



5.3.6 A countersigned counterpart of the Leases Assignment.



5.3.7 Notification letters to all Tenants at such Property prepared and executed by Purchaser in the form attached hereto as Exhibit G.



5.3.8 The Vendor Terminations (Purchaser shall be solely responsible for identifying each of the Terminated Contracts (subject to the terms and conditions of Section 3.6) and addressing and preparing each of the Vendor Terminations for execution by Purchaser and the applicable Seller).



5.3.9 Any cancellation fees or penalties due to any vendor under any Terminated Contract as a result of the termination thereof.



5.3.10......A  HAP  Assignment  Agreement  in form and  content  required by the
Housing Authority (and reasonably approved by Purchaser).



5.3.11......Resolutions,   certificates   of  good  standing,   and  such  other
organizational documents as Title Insurer shall reasonably require evidencing Purchaser's authority to consummate this transaction.



5.3.12......With respect to the Assumption Property, all documents, instruments, guaranties, Assumption Lender Fees, Required Fund Amounts, and other items or funds required by the applicable Lender to cause the applicable Loan Assumption and Release.



5.3.13......With  respect to each Payoff  Property,  the Lender Fees (subject to reduction from the Purchase Price in accordance with Section 2.2).



5.3.14......A Sales Disclosure  Statement as required under Indiana law and when each Deed is recorded.



5.4 Closing Prorations and Adjustments. The prorations set forth in this Section
5.4 shall be on a Property-by-Property basis and not among, or between, Properties, and shall not be allocated on an Applicable Share basis.



5.4.1 General. With respect to each Property, all normal and customarily proratable items, including, without limitation, collected rents, operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, the applicable Seller being charged or credited, as appropriate, for all of the same attributable to the period up to the Closing Date (and credited for any amounts paid by the applicable Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of the same attributable to the period on and after the Closing Date. Each Seller shall prepare a proration schedule (the "Proration Schedule") of the adjustments described in this Section 5.4 prior to Closing. Such adjustments shall be paid by Purchaser to the applicable Seller (if the prorations result in a net credit to such Seller) or by such Seller to Purchaser (if the prorations result in a net credit to Purchaser for such Property), by increasing or reducing the cash to be paid by Purchaser at Closing for such Property.



5.4.2 Operating Expenses. With respect to each Property, all of the operating, maintenance, taxes (other than real estate taxes, such as rental taxes), and other expenses incurred in operating such Property that such Seller customarily pays, and any other costs incurred in the ordinary course of business for the management and operation of such Property, shall be prorated on an accrual basis. Each Seller shall pay all such expenses that accrue prior to Closing and Purchaser shall pay all such expenses that accrue from and after the Closing Date.



5.4.3 Utilities. With respect to each Property, the final readings and final billings for utilities will be made if possible as of the Closing Date, in which case each Seller shall pay all such bills as of the Closing Date and no proration shall be made at the Closing with respect to utility bills. Otherwise, a proration shall be made based upon the parties' reasonable good faith estimate and a readjustment made within 30 days after the Closing, if necessary. Each Seller shall be entitled to the return of any deposit(s) posted by it with any utility company, and such Seller shall notify each utility company serving its Property to terminate its account, effective as of noon on the Closing Date.



5.4.4 Real Estate and Personal Property Taxes. Any real estate ad valorem, personal property or similar taxes for a Property, or any installment of assessments payable in installments which installment is payable in calendar year 2006, with respect to the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. By way of illustration and not limitation, if Closing were to occur in September 2005, the 2004 calendar year real estate and personal property taxes payable in 2005 shall be the responsibility of the applicable Seller, with the 2005 calendar year real estate and personal property taxes payable in 2006 being prorated between the applicable Seller and Purchaser to the date of Closing. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures (assuming payment at the earliest time to allow for the maximum possible discount) for the year in which the Closing occurs to the extent the same are available; provided, however, that in the event that actual figures (whether for the assessed value of such Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using 105% of the assessed valuation and tax rate figures from the preceding year (assuming payment at the earliest time to allow for the maximum possible discount). The proration of real or personal property taxes or installments of assessments shall be final and not subject to re-adjustment after Closing.



5.4.5 Property Contracts. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser; however, operating expenses shall be prorated under Section 5.4.2.



5.4.6 Leases.



5.4.6.1.....With  respect to each  Property,  all collected  rent (whether fixed monthly rentals, additional rentals, escalation rentals, retroactive rentals, operating cost pass-throughs or other sums and charges payable by Tenants under the Leases), income and expenses from any portion of a Property shall be prorated as of the Closing Date (prorated for any partial month). Purchaser shall receive all collected rent and income attributable to dates from and after the Closing Date. Each Seller shall receive all collected rent and income attributable to dates prior to the Closing Date. Notwithstanding the foregoing, no prorations shall be made in relation to either (a) non-delinquent rents which have not been collected as of the Closing Date, or (b) delinquent rents existing, if any, as of the Closing Date (the foregoing (a) and (b) referred to herein as the "Uncollected Rents"). In adjusting for Uncollected Rents, no adjustments shall be made in a Seller's favor for rents which have accrued and are unpaid as of the Closing, but Purchaser shall pay to such Seller such accrued Uncollected Rents as and when collected by Purchaser. Purchaser agrees to bill Tenants of the Properties for all Uncollected Rents and to take reasonable actions to collect Uncollected Rents. After the Closing, each Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Uncollected Rents owed to such Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant and the delivery of the Leases Assignment shall not constitute a waiver by any Seller of such right. Purchaser agrees to cooperate with each Seller in connection with all efforts by such Seller to collect such Uncollected Rents and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to each Seller, within 7 days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Uncollected Rents by such Seller; provided, however, that Purchaser's obligation to cooperate with a Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant Lease with an existing Tenant or evict any existing Tenant from a Property. Notwithstanding anything in this provision to the contrary but subject to Seller's right to demand payment of and to collect Uncollected Rents in accordance with this Section, Purchaser's obligation to collect Uncollected Rents shall be limited to Uncollected Rents of not more than 60 days past due and Purchaser's collection of rents shall be applied, first, towards current rent due and owing under the Leases, and, second, to Uncollected Rents.



5.4.6.2.....At Closing, with respect to each Property, Purchaser shall receive a credit against the applicable Purchase Price in an amount equal to the received and unapplied balance of all cash (or cash equivalent) Tenant Deposits, including, but not limited to, security, damage or other refundable deposits required to be paid by any of the Tenants to secure their respective obligations under the Leases, together, in all cases, with any interest payable to the Tenants thereunder as may be required by their respective Tenant Lease or state law (the "Tenant Security Deposit Balance"). Any cash (or cash equivalents) held by a Seller which constitutes the Tenant Security Deposit Balance shall be retained by the applicable Seller in exchange for the foregoing credit against the applicable Purchase Price and shall not be transferred by such Seller pursuant to this Contract (or any of the documents delivered at Closing), but the obligation with respect to the Tenant Security Deposit Balance nonetheless shall be assumed by Purchaser. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to any Seller, either pursuant to the Leases or otherwise.



5.4.6.3.....With  respect to operating expenses,  taxes, utility charges,  other operating cost pass-throughs, retroactive rental escalations, sums or charges payable by Tenants under the Tenant Leases for a Property, to the extent that the applicable Seller has received as of the Closing payments allocable to periods subsequent to Closing, the same shall be properly prorated with an adjustment in favor of Purchaser, and Purchaser shall receive a credit therefor at Closing for such Property. With respect to any payments received by Purchaser after the Closing allocable to a Seller prior to Closing, Purchaser shall promptly pay the same to the applicable Seller.



5.4.7 Existing Loan-Payoff Properties. This Section 5.4.7 shall be applicable only to Payoff Properties. Purchaser acknowledges that Purchaser had the opportunity to assume each Note for a Payoff Property or to cause prepayment of such Note at Closing (but in either event, Purchaser would pay the Lender Fees). Purchaser has elected to cause the debt to be prepaid. Therefore, on the Closing Date, a sufficient amount of the proceeds of the Purchase Price will be used to pay the outstanding principal balance of the applicable Note together with all interest accrued under such Note prior to the Closing Date (the "Loan Payoff"), and Purchaser shall pay all Lender Fees (subject to reduction from the Purchase Price in accordance with Section 2.2). Any existing reserves, impounds and other accounts maintained in connection with the Loan shall be released in Good Funds to the applicable Seller unless credited by Lender against the amount due under the Note.



5.4.8 Existing Loan-Assumption Property. This Section 5.4.8 is applicable only to the Assumption Property. The Seller of the Assumption Property shall be responsible for all principal required to be paid under the terms of the Note applicable to the Assumption Property prior to Closing, together with all interest accrued under such Note prior to Closing, all of which may be a credit against the Purchase Price for its Property as provided in Section 2.2.3. Purchaser shall be responsible for all Assumption Lender Fees and all other fees, penalties, interest and other amounts due and owing under the Assumed Loan Documents as a result of any Loan Assumption and Release. As set forth in
Section 4.5.3, any existing reserves, impounds and other accounts maintained in connection with the applicable Loan and required to be replaced by Purchaser, shall be released in Good Funds to Seller at the Closing.



5.4.9 Insurance. No proration shall be made in relation to insurance premiums and insurance policies will not be assigned to Purchaser.



5.4.10......Employees.  All of each Seller's and each Seller's manager's on-site employees shall have their employment at the applicable Property terminated as of the Closing Date.



5.4.11......Closing  Costs.  With respect to each Property,  Purchaser shall pay any transfer, mortgage assumption (if applicable), sales, use, gross receipts or similar taxes, the cost of recording any instruments required to discharge any liens or encumbrances against such Property, any premiums or fees required to be paid by Purchaser with respect to the applicable Title Policy pursuant to
Section 4.1, and one-half of the customary closing costs of the Escrow Agent. Each Seller shall pay the base premium for its Title Policy to the extent required by Section 4.1, and one-half of the customary closing costs of the Escrow Agent.



5.4.12......Utility  Contracts.  If any Seller has entered into an agreement for the purchase of electricity, gas or other utility service for its Property or a group of properties (including such Property) (a "Utility Contract"), or an affiliate of such Seller has entered into a Utility Contract, such Utility Contract shall be identified on the Seller Information Schedule and, as set forth on the Seller Information Schedule, either (a) Purchaser either shall assume the Utility Contract with respect to such Property, or (b) the reasonably calculated costs of the Utility Contract attributable to such Property from and after the Closing shall be paid to the applicable Seller at the Closing and such Seller shall remain responsible for payments under the Utility Contract.



5.4.13......Possession.  Possession  of each  Property,  subject to the  Leases,
Property Contracts which are not identified as Terminated Contracts during the Feasibility Period (subject to the limitations of Section 3.6), and Permitted
Exceptions, shall be delivered to Purchaser at the Closing upon release from escrow of all items to be delivered by Purchaser pursuant to Section 5.3, including, without limitation, the applicable Purchase Price. To the extent reasonably available to each Seller, originals or copies of its Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, and such Seller's books and records relating to its Property to be conveyed by such Seller (other than proprietary information) (collectively, "Seller's Property-Related Files and Records") regarding the applicable Property shall be made available to Purchaser at such Property after the Closing. Prior to Closing, Sellers shall be entitled to copy any of Seller's Property-Related Files and Records, and, following Closing, shall be entitled to retain such copies for Sellers' own use. With respect to any of Seller's Related Files that are not copied pursuant to the foregoing sentence, if at any time after Closing Purchaser desires to dispose of any Seller's Property-Related Files and Records, Purchaser must first provide the applicable Seller prior written notice (the "Records Disposal Notice"). Such Seller shall have a period of 30 days after receipt of the Records Disposal Notice to enter the applicable Property (or such other location where such records are then stored) and remove or copy those of Seller's Property-Related Files and Records that such Seller desires to retain.



5.4.14......Survival.  The  provisions  of this  Section  5.4 shall  survive the
Closing and delivery of the Deed to Purchaser.



5.5 Post Closing Adjustments. In general, and except as provided in this Contract or the Closing Documents, each Seller shall be entitled to all income, and shall pay all expenses, relating to the operation of its Property for the period prior to the Closing Date and Purchaser shall be entitled to all income, and shall pay all expenses, relating to the operation of such Property for the period commencing on and after the Closing Date. Purchaser or a Seller may request that Purchaser and such Seller undertake to re-adjust any item on the Proration Schedule (or any item omitted therefrom) in accordance with the provisions of Section 5.4 of this Contract; provided, however, that neither party shall have any obligation to re-adjust any items for any Property (a) after the expiration of 90 days after Closing, or (b) subject to such 90-day period, unless such items exceed $5,000.00 in magnitude (either individually or in the aggregate) with respect to such Property. The provisions of this Section
5.5 shall survive the Closing and delivery of the Deeds to Purchaser.



                                   ARTICLE VI
            REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER



6.1 Seller's Representations. Except, in all cases, for any fact, information or condition disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts, or the Materials, or which is otherwise known by Purchaser prior to the Closing, each Seller, individually and severally with respect only to itself and its Property, represents and warrants to Purchaser the following (collectively, the "Seller's Representations") as of the Effective Date and as of the Closing Date (provided that Purchaser's remedies if any such Seller's Representations are untrue as of the Closing Date are limited to those set forth in Section 8.1):



6.1.1 Such Seller is duly organized, validly existing and in good standing under the laws of the state of its formation set forth on the Seller Information Schedule; and, subject to Section 8.2.4, and, with respect to the Assumption Property and Abington I and Abington II, any approvals required from the Lender for a Loan Assumption and Release and from the Housing Authority for the HAP Assumption, as applicable, has or at the Closing shall have the entity power and authority to sell and convey its Property and to execute the documents to be executed by such Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which such Seller is a party or by which such Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on such Seller's ability to consummate the transaction contemplated by this Contract or on the Property. Subject to Section 8.2.4, this Contract is a valid, binding and enforceable agreement against such Seller in accordance with its terms;



6.1.2 Other than the Leases, such Seller's Property is not subject to any written lease executed by such Seller or, to such Seller's knowledge, any other possessory interests of any person;



6.1.3 Such Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code, Section 1445, as amended;



6.1.4 Except as set forth on the Seller Information Schedule and for (a) any actions by such Seller to evict Tenants under its Leases, or (b) any matter covered by such Seller's current insurance policy(ies), to such Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against such Seller's Property;



6.1.5 To such Seller's knowledge, such Seller has not received any written notice from a governmental agency of any uncured material violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting such Seller's Property; and



6.1.6 To such Seller's knowledge, such Seller has not received any written notice of any material default by such Seller under any of its Property Contracts that will not be terminated on the Closing Date.



6.1.7 To the knowledge of such Seller, the Rent Roll (as updated pursuant to Section 5.2.11) for such Seller's Property is accurate in all material respects.



6.1.8 With respect to such Seller no Bankruptcy/Dissolution Event (as defined herein) has occurred with respect to (a) such Seller; or (b) to such Seller's knowledge, any general partner of such Seller. "Bankruptcy/Dissolution Event" means the occurrence of any of the following: (a) the commencement of a case under Title 11 of the U.S. Code, as now constituted or hereafter amended, or under any other applicable federal or state bankruptcy law or other similar law;
(b) the appointment of a trustee or receiver of any property interest; (c) an assignment for the benefit of creditors; (d) an attachment, execution or other judicial seizure of a substantial property interest; (e) the taking of, failure to take, or submission or any action indicating an inability to meet its financial obligations as they accrue; or (f) a dissolution or liquidation, death or incapacity;



6.1.9 Such Seller has not intentionally omitted or eliminated any items which otherwise would be required to be delivered by such Seller as part of the Materials;



6.1.10......To such Seller's  knowledge:  (A) no hazardous or toxic materials or other substances regulated by applicable federal or state environmental laws are stored by such Seller on, in or under such Seller's Property in quantities which violate applicable laws governing such materials or substances, and (B) such Seller's Property is not used by such Seller for the storage, treatment, generation or manufacture of any hazardous or toxic materials or other substances in a manner which would constitute a violation of applicable federal or state environmental laws;



6.1.11......With  respect to such  Seller's  Property,  there are no  apartments occupied by any employees of such Seller, Property Manager or AIMCO, except (a) if such occupant is paying substantially market rent for such apartment, or (b) as set forth on Schedule 6.1.11; and



6.1.12......Except  for any employment  agreements which would not be binding on
Purchaser after the Closing, there are no collective bargaining or other employment agreements with respect to the personnel employed by such Seller in the operation and maintenance of such Seller's Property.



6.1.13......With  respect  to  a  Seller's  Property  located  in  Indiana,  the transactions contemplated by this Contract are not subject to the Indiana Responsible Property Transfer Law (Ind. Code 13-25-3-1 et seq.) because such Property does not constitute "property" as such term is used and defined in the Indiana Responsible Property Transfer Law.



6.2 AS-IS. Except for Seller's Representations, each Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price for each Property and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon, any information provided by Sellers or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Sellers or Broker, including, without limitation, any relating to the value of any Property, the physical or environmental condition of any Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of any Property with any regulation, or any other attribute or matter of or relating to any Property (other than any covenants of title contained in the Deed conveying a Property and Seller's Representations with respect to such Property). Purchaser agrees that Sellers shall not be responsible or liable to Purchaser for any defects, errors or omissions, or on account of any conditions affecting the Properties. Purchaser, its successors and assigns, and anyone claiming by, through or under Purchaser, hereby fully releases each of Seller's Indemnified Parties from, and irrevocably waives its right to maintain, any and all claims and causes of action that it or they may now have or hereafter acquire against any Seller's Indemnified Parties with respect to any and all Losses arising from or related to any defects, errors, omissions or other conditions affecting the Properties. Purchaser represents and warrants that, as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies (including, without limitation, environmental studies and analyses concerning the presence of lead, asbestos, water intrusion and/or fungal growth and any resulting damage, PCBs and radon in and about the Properties), reports, investigations and inspections as it deems appropriate in connection with the Properties. If Sellers provide or have provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Properties, including, without limitation, the offering prepared by Broker, Purchaser and Sellers agree that Sellers have done so or shall do so only for the convenience of the parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against any Seller's Indemnified Parties. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Properties. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Sellers with respect to current and future applicable zoning or building code requirements or the compliance of the Properties with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Properties, the continuation of contracts, continued occupancy levels of the Properties, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, each Seller shall have the right, but not the obligation, to enforce its rights against any and all of its Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the applicable Deed with or without such tenants in possession and without any allowance or reduction in the applicable Purchase Price under this Contract. Purchaser hereby releases Sellers from any and all claims and liabilities relating to the foregoing matters. The provisions of this
Section 6.2 shall survive the Closing and delivery of the Deeds to Purchaser.



6.3 Survival of Seller's Representations. Sellers and Purchaser agree that Seller's Representations shall survive Closing for a period of 9 months (the "Survival Period"). No Seller shall have liability after the Survival Period with respect to any of its Seller's Representations contained herein except to the extent that Purchaser has requested arbitration against such Seller during the Survival Period for breach of any of such Seller's Representations. Each Seller shall be liable only for the breach of its own Seller's Representations. Under no circumstances shall Sellers in aggregate (together with the "sellers" under the Related Contracts) be liable to Purchaser for more than $1,000,000.00 in any individual instance or in the aggregate, under this Contract and the Related Contracts, for all breaches of Seller's Representations by all "Sellers" under this Contract and the Related Contracts; provided, however, that the foregoing $1,000,000.00 cap shall reduce on a pro rata basis (based on relevant purchase prices) when and if this Contract or any of the Related Contracts is terminated with respect to one or more of the properties to be sold pursuant thereto. For example (but not by way of limitation), if the purchase price of the terminated property is $12,000,000 and the aggregate purchase price for all of the properties under this Contract and the Related Contracts is $61,000,000, then the foregoing cap would be reduced by an amount equal to (12/61 x $1,000,000), or $196,721, to a revised cap of $803,279. Purchaser shall not be entitled to bring any claim for a breach of Seller's Representations unless the claim for damages (either in the aggregate or as to any individual claim) by Purchaser for a Property exceeds $5,000. In the event that a Seller breaches any representation contained in Section 6.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and such Seller shall not have any liability in connection therewith.



6.4 Definition of Seller's Knowledge. Any representations and warranties made "to the knowledge of such Seller" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Seller's "knowledge" shall mean and refer only to actual knowledge of the Regional Property Manager of such Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of such Seller, or any affiliate of such Seller, or to impose upon such Regional Property Manager any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Regional Property Manager any individual personal liability.



6.5 Representations And Warranties Of Purchaser. For the purpose of inducing Sellers to enter into this Contract and to consummate the sale and purchase of the Properties in accordance herewith, Purchaser represents and warrants to Sellers the following as of the Effective Date and as of the Closing Date:



6.5.1 Purchaser is a limited liability company duly organized, validly existing and in good standing under the laws of Illinois.



6.5.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary entity power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's partners, directors, officers or members are required to so empower or authorize Purchaser. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Purchaser is a party or by which Purchaser is otherwise bound, which conflict, breach or default would have a material adverse affect on Purchaser's ability to consummate the transaction contemplated by this Contract. This Contract is a valid, binding and enforceable agreement against Purchaser in accordance with its terms.



6.5.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Sellers.



6.5.4 Other than Seller's Representations, Purchaser has not relied on any representation or warranty made by Sellers or any representative of Sellers (including, without limitation, Broker) in connection with this Contract and the acquisition of the Properties.



6.5.5 The Broker and its affiliates do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3, acquires any Property at the Closing), nor has Purchaser or any affiliate of Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser.



6.5.6 Purchaser is not a Prohibited Person.



6.5.7 To Purchaser's knowledge, none of its investors, affiliates or brokers or other agents (if any), acting or benefiting in any capacity in connection with this Contract is a Prohibited Person.



6.5.8 The funds or other assets Purchaser will transfer to Seller under to this Contract are not the property of, or are beneficially owned, directly or indirectly, by a Prohibited Person.



6.5.9 The funds or other assets Purchaser will transfer to Seller under this Contract are not the proceeds of specified unlawful activity as defined by 18 U.S.C. ss. 1956(c)(7).



      The provisions of this Section 6.5 shall survive the Closing and delivery of the Deed to Purchaser.



                                  ARTICLE VII
                           OPERATION OF THE PROPERTIES



7.1 Leases and Property Contracts. During the period of time from the Effective Date to the Closing Date, in the ordinary course of business each Seller may, with respect to its Property, enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease or Property Contract without first obtaining the written consent of Purchaser; provided, however, each Seller agrees that any such new Property Contracts or any new or renewed Leases shall not have a term in excess of 1 year (or such longer period of time for which such Property Contracts or Leases are entered into by such Seller in the ordinary course of its operation of its Property) without the prior written consent of Purchaser, which consent shall not be unreasonably withheld, conditioned or delayed. With respect to the Leases and Property Contracts, Sellers also covenant as follows:



7.1.1 After the expiration of the Feasibility Period, Sellers will only enter into new Property Contracts to the extent such Property Contracts are terminable upon 30 days' prior written notice.



7.1.2 After the expiration of the Feasibility Period, Sellers will materially comply with all Property Contracts.



7.1.3 No later than 5 days prior to the expiration of the Feasibility Period, each Seller will deliver to Purchaser an updated Rent Roll for its Property, and, no later than 5 days after the end of each calendar month between the expiration of the Feasibility Period and the Closing Date, each Seller will provide Purchaser with an updated Rent Roll for each of its Property; provided, however, that the content of any updated Rent Roll delivered pursuant to this
Section 7.1.3 shall in no event expand or modify the conditions to Purchaser's obligation to close as specified under Section 8.1.



7.2   General Operation of Property.



7.2.1 Except as specifically set forth in this Article 7, each Seller shall operate its Property after the Effective Date in the ordinary course of business, and except as necessary in such Seller's sole discretion to address
(a) any life or safety issue at its Property or (b) any other matter which in such Seller's reasonable discretion materially adversely affects the use, operation or value of such Property, such Seller will not make any material alterations to its Property or remove any material Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed. Each Seller also covenants as follows from and after the expiration of the Feasibility Period:



7.2.1.1.....Such  Seller agrees to maintain its existing  insurance policies (or replacement policies on comparable terms) covering its Property in full force and effect through the Closing Date.



7.2.1.2.....In  accordance  with such Seller's  ordinary course of business with respect to the Property, such Seller shall make necessary reasonable repairs to its Property and keep its Property in substantially the same condition as of the expiration of the Feasibility Period, ordinary wear and tear, casualty and condemnation excepted and subject to the provisions of Article 11 and Article 12; provided, however, that the foregoing covenant shall not obligate any Seller in any manner to upgrade or make capital improvements to Property.



7.2.1.3.....Such  Seller will not sell or otherwise  dispose of any Fixtures and
Tangible Personal Property except in the ordinary course of such Seller's business.



7.2.2 Each Seller agrees that, with respect its Property, at the Closing, Purchaser shall receive a credit against the Purchase Price in an amount equal to the product of (a) the number of Tenant Units at such Property that, as of the Closing Date, have been vacant for more than 7 days and are not in Rent-Ready Condition, and (b) $400.



7.3 Liens. Other than utility easements and temporary construction easements granted by a Seller in the ordinary course of business, each Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to its Property between the Effective Date and the Closing Date (other than Leases and Property Contracts as provided in Section 7.1) unless Purchaser approves such lien or encumbrance, which approval shall not be unreasonably withheld or delayed. If Purchaser approves any such subsequent lien or encumbrance, the same shall be deemed a Permitted Encumbrance for all purposes hereunder.



                                  ARTICLE VIII
                         CONDITIONS PRECEDENT TO CLOSING



8.1 Purchaser's Conditions to Closing. Subject to the provisions of this Section 8.1, Purchaser's obligation to close under this Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:



8.1.1 All of the documents required to be delivered by Sellers to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered;



8.1.2 Each of Seller's Representations shall be true in all material respects as of the Closing Date;



8.1.3 Each Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by such Seller hereunder; and



8.1.4 No Seller nor any of Seller's general partners shall be a debtor in any bankruptcy proceeding nor shall have been in the last 6 months a debtor in any bankruptcy proceeding.



8.1.5 Title Insurer shall be prepared to issue the Title Policy subject only to the Permitted Exceptions and the payment of any applicable fees and charges.



      Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Section 8.1.



      If any condition set forth in Sections 8.1.1, 8.1.2, 8.1.3 or 8.1.4 is not met, Purchaser may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price for any Property, or (b) notify Seller's Representative (a "Termination Notice") in writing of Purchaser's decision to terminate this Contract for the Property for which there was such a failure of condition or default and receive a return of the Applicable Share of the Deposit from the Escrow Agent (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit, or, if the Applicable Share of the Deposit is less than the Materials Security Deposit, as a condition to the return of the Applicable Share of the Deposit). If Seller's Representative receives a Termination Notice, Seller's Representative may, within 3 Business Days after receiving the Termination Notice, give Purchaser written notice (a "Reinstatement Notice") that Purchaser either must purchase all of the
Properties or terminate this Contract for all of the Properties. Purchaser shall, within 3 Business Days after receiving a Reinstatement Notice, give Seller's Representative written notice of whether it desires to purchase all of the Properties or terminate this Contract in its entirety; Purchaser's failure to provide Seller's Representative with written notice that it desires to terminate this Contract in its entirety shall be deemed Purchaser's decision to purchase all of the Properties.



8.2 Sellers' Conditions to Closing. Without limiting any of the rights of any Seller elsewhere provided for in this Contract, each Seller's obligation to close with respect to conveyance of its Property under this Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:



8.2.1 All of the documents and funds required to be delivered by Purchaser to Seller at the Closing pursuant to the terms and conditions hereof shall have been delivered;



8.2.2 Each of the representations, warranties and covenants of Purchaser contained herein shall be true in all material respects as of the Closing Date;



8.2.3 Purchaser shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Purchaser hereunder;



8.2.4 Such Seller shall have received all consents, documentation and approvals necessary to consummate and facilitate the transactions contemplated hereby, including, without limitation, a tax free exchange pursuant to Section 13.19 (and the amendment of such Seller's (or such Seller's affiliates' partnership or other organizational documents in connection therewith) (a) from Seller's unaffiliated partners, members, managers, shareholders or directors to the extent required by Seller's (or Seller's affiliates') organizational documents, and (b) as required by law. If a Seller fails to obtain any consents required by
Section 8.2.4(a) hereof, and this Contract is terminated with respect to such Seller's Property and such Property is not conveyed to Purchaser because of such failures, then each Seller shall pay Purchaser its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with its Property for which this Contract has been so terminated, which damages shall not exceed $25,000 (individually) for each Property so terminated.



8.2.5 With respect to the Assumption Property, the applicable Loan Assumption and Release shall have occurred;



8.2.6 With respect to Williamsburg on the Lake, Abington I and Abington II, HAP Approval is obtained and the HAP Assumption occurs; and



8.2.7 There shall not be pending or, to the knowledge of either Purchaser or the applicable Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.



      If any of the  foregoing  conditions  in Sections  8.2.1  through 8.2.4 or
8.2.7 to a Seller's obligation to close with respect to conveyance of its Property under this Contract are not met, such Seller may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date, (b) terminate this Contract either in its entirety or with respect to its Property, and, if such failure constitutes a default by Purchaser, exercise any of its remedies under Section 10.1. If a Seller terminates this Contract with respect to its Property, the remaining Sellers may elect either to terminate this Contract or proceed to close the remaining Properties. The termination of this Contract by any Seller pursuant to this Section 8.2 shall be exercised by written notice from Seller's Representative to Purchaser by 12:00 p.m. (of the time zone in which the Escrow Agent is located) of the Closing Date.



      If the conditions set forth in Sections 8.2.5 or 8.2.6 are not satisfied on or before the Closing Date, then Sellers shall have the rights set forth in
Section 4.6.9.



      Notwithstanding anything in this Contract to the contrary, if any of the conditions set forth in this Section 8.2 are not satisfied with respect to the sale of Abington I, then the conditions precedent to the sale of Abington II shall be deemed not to have been satisfied for either Purchaser or Sellers, and if any of the conditions set forth in this Section 8.2 are not satisfied with respect to the sale of Abington II, then the conditions precedent to the sale of Abington I shall be deemed not to have been satisfied for either Purchaser or Sellers, unless the same are waived in the sole and absolute discretion of the Purchaser and Sellers of Abington I and Abington II. Notwithstanding anything in this Contract to the contrary, neither Seller of either Abington I nor Abington II shall be obligated to sell their respective Property unless simultaneously therewith both Properties are acquired by Purchaser, and Purchaser shall not be obligated to purchase either Abington I or Abington II unless simultaneously therewith both Properties are sold to Purchaser by their respective Sellers.



                                   ARTICLE IX
                                    BROKERAGE



9.1 Indemnity. Each Seller, severally and individually, represents and warrants to Purchaser that it has dealt only with Marcus & Millichap, 101 West Ohio Street, 15th Floor, Indianapolis, Indiana 46204 ("Broker") in connection with this Contract. Each Seller, severally and individually, and Purchaser each represents and warrants to the other that, other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Contract, and each party agrees to indemnify, hold harmless, and, if requested in the sole and absolute discretion of the indemnitee, defend (with counsel approved by the indemnitee) the other party from and against all Losses relating to brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. The provisions of this Section 9.1 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deeds to Purchaser.



9.2 Broker Commission. If the Closing occurs, each Seller agrees to pay Broker a commission according to the terms of a separate contract. Broker shall not be deemed a party or third party beneficiary of this Contract.



9.3 Broker Signature Page. As a condition to each Seller's obligation to pay the commission pursuant to Section 9.2, Broker shall execute the signature page for Broker attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Broker's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Sellers, and the same shall become fully effective upon execution by Purchaser and Sellers, and (b) the signature of Broker will not be necessary to amend any provision of this Contract.



                                   ARTICLE X
                              DEFAULTS AND REMEDIES



10.1 Purchaser Default.  If Purchaser  defaults in its obligations  hereunder to
(a) deliver the Initial Deposit or Additional Deposit (or any other deposit or payment required of Purchaser hereunder), (b) deliver to Sellers the deliveries specified under Section 5.3 on the date required thereunder, or (c) deliver the Purchase Price for each Property at the time required by Section 2.2.4 and close on the purchase of the Properties on the Closing Date, then, immediately and without notice or cure, Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Applicable Share of the Deposit to each Seller, and neither party shall be obligated to proceed with the purchase and sale of the Properties. If, Purchaser defaults in any of its other representations, warranties or obligations under this Contract, and such default continues for more than 10 days after written notice from Seller's Representative, then Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Applicable Share of the Deposit to each Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property; provided, however, if the Purchaser default is not capable of being cured, does not preclude Purchaser from Closing (and Purchaser is ready, willing and able to timely Close), and does not materially adversely affect Seller or the ownership, operation or maintenance of any Property (or create any liability or Loss for any Seller or any Property), then such default shall not permit Sellers to retain the Deposit if they terminate this Contract because of such default. Deposit is liquidated damages and recourse to the Deposit is, except for Purchaser's indemnity and confidentiality obligations hereunder, Sellers' sole and exclusive remedy for Purchaser's failure to perform its obligation to purchase the Properties or breach of a representation or warranty. Sellers expressly waive the remedies of specific performance and additional damages for such default by Purchaser. SELLERS AND PURCHASER ACKNOWLEDGE THAT SELLERS' DAMAGES WOULD BE DIFFICULT TO DETERMINE, AND THAT THE DEPOSIT IS A REASONABLE ESTIMATE OF SELLERS' DAMAGES RESULTING FROM A DEFAULT BY PURCHASER IN ITS OBLIGATION TO PURCHASE THE PROPERTY. SELLERS AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.1 IS INTENDED TO AND DOES LIQUIDATE THE AMOUNT OF DAMAGES DUE SELLERS, AND SHALL BE SELLERS' EXCLUSIVE REMEDY AGAINST PURCHASER, BOTH AT LAW AND IN EQUITY, ARISING FROM OR RELATED TO A BREACH BY PURCHASER OF ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT, OTHER THAN WITH RESPECT TO PURCHASER'S INDEMNITY AND CONFIDENTIALITY OBLIGATIONS HEREUNDER.



10.2 Seller Default. If a Seller, prior to the Closing, defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell its Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, Purchaser may either (a) seek specific performance of the defaulting Seller's obligations to deliver its Deed pursuant to this Contract (but not damages), or (b) give a Termination Notice to Seller's Representative of Purchaser's decision to terminate this Contract for the Property for which there was such a default and receive a return of the Applicable Share of the Deposit from the Escrow Agent (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit, or, if the Applicable Share of the Deposit is less than the Materials Security Deposit, as a condition to the return of the Applicable Share of the Deposit). If Seller's Representative receives a Termination Notice, Seller's Representative may, within 3 Business Days after receiving the Termination Notice, give Purchaser a Reinstatement Notice that Purchaser either must purchase all of the Properties or terminate this Contract for all of the Properties. (If Seller's Representative fails to respond to the Termination Notice (or to give a Reinstatement Notice) Sellers shall be deemed to have agreed to sell all Properties except the Property for which the Termination Notice was given.) Purchaser shall, within 3 Business Days after receiving a Reinstatement Notice, give Seller's Representative notice of whether it desires to purchase all of the Properties or terminate this Contract in its entirety; Purchaser's failure to provide Seller's Representative notice that it desires to terminate this Contract in its entirety shall be deemed Purchaser's decision to purchase all of the Properties. If this Contract is terminated in whole or in part, Purchaser shall recover the Applicable Share of Deposit for the terminated Properties (subject to Purchaser's obligation under
Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit, or, if the Applicable Share of the Deposit is less than the Materials Security Deposit, as a condition to the return of the Applicable Share of the Deposit) and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Applicable Share of the Deposit), its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with the Properties for which this Contract has been terminated, which damages shall not exceed in aggregate $200,000 under this Contract and the Related Contracts, in the aggregate; provided, however, that the foregoing $200,000 cap shall reduce on a pro rata basis (in accordance with relative purchase prices) when and if this Contract or any of the Related Contracts is terminated with respect to one or more of the properties to be sold pursuant thereto. For example (but not by way of limitation), if the purchase price of the terminated property is $12,000,000 and the aggregate purchase price for all of the properties under this Contract and the Related Contracts is $61,000,000, then the foregoing cap would be reduced by an amount equal to (12/61 x $200,000), or $39,344, to a revised cap of $160,656. If this Contract is terminated in whole or in part, Purchaser agrees that it shall promptly deliver to each Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials (other than Purchaser's attorney's work product) paid for with the out-of-pocket expenses reimbursed by Sellers pursuant to the foregoing sentence. SELLERS AND PURCHASER FURTHER AGREE THAT THIS SECTION
10.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLERS, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY ANY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLERS FOR ANY BREACH BY A SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS OR ITS OBLIGATIONS UNDER THIS CONTRACT. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST ANY PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.



                                   ARTICLE XI
                            RISK OF LOSS OR CASUALTY



11.1 Major Damage. If a Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $300,000, then the applicable Seller shall have no obligation to repair such damage or destruction and shall notify Purchaser in writing of such damage or destruction (the "Damage Notice"). Within 10 days after Purchaser's receipt of the Damage Notice, Purchaser may elect at its option to give a Termination Notice for the damaged Property to Seller's Representative. If Seller's Representative receives a Termination Notice, Seller's Representative may, within 3 Business Days after receiving the Termination Notice, give Purchaser a Reinstatement Notice that Purchaser either must purchase all of the Properties or terminate this Contract for all of the Properties. Purchaser shall, within 3 Business Days after receiving a Reinstatement Notice, give Seller's Representative notice of whether it desires to purchase all of the Properties or terminate this Contract in its entirety; Purchaser's failure to provide Seller's Representative notice that it desires to terminate this Contract in its entirety shall be deemed Purchaser's decision to purchase all of the Properties. If this Contract is not terminated, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price for the damaged Property notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the applicable Purchase Price in the amount of any deductible payable by the applicable Seller in connection therewith) at Closing. If this Contract is terminated in whole or in part from such damage, Purchaser shall recover the Applicable Share of the Deposit for the terminated Properties (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit, or, if the Applicable Share of the Deposit is less than the Materials Security Deposit, as a condition to the return of the Applicable Share of the Deposit).



11.2 Minor Damage. If a Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $300,000, this transaction shall be closed in accordance with the terms of this Contract, notwithstanding the damage or destruction; provided, however, the applicable Seller shall make such repairs to the extent of any recovery from insurance carried on such Property if they can be reasonably effected before the Closing. Subject to Section 11.3, if the applicable Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price for the damaged Property in the amount of any uninsured loss (but only to the extent not repaired prior to Closing) or deductible payable by the applicable Seller in connection therewith) at Closing.



11.3 Repairs. To the extent that a Seller elects to commence any repair, replacement or restoration of its damaged Property prior to Closing, then such Seller shall be entitled to receive and apply available insurance proceeds to any portion of such repair, replacement or restoration completed or installed prior to Closing, with Purchaser being responsible for completion of such repair, replacement or restoration after Closing from the balance of any available insurance proceeds. The provisions of this Section 11.3 shall survive the Closing and delivery of the Deeds to Purchaser.



                                  ARTICLE XII
                                 EMINENT DOMAIN

Eminent Domain. If, at the time of Closing, any material part of a Property is (or previously has been) acquired, or is about to be acquired, by any governmental agency by the powers of eminent domain or transfer in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to give a Termination Notice to Seller's Representative for the Property for which there was such a condemnation. If Seller's Representative receives a Termination Notice, Seller's Representative may, within 3 Business Days after receiving the Termination Notice, give Purchaser a Reinstatement Notice that Purchaser either must purchase all of the Properties or terminate this Contract for all of the Properties. Purchaser shall, within 3 Business Days after receiving a Reinstatement Notice, give Seller's Representative written notice of whether it desires to purchase all of the Properties or terminate this Contract in its entirety; Purchaser's failure to provide Seller's Representative with written notice that it desires to terminate this Contract in its entirety shall be deemed Purchaser's decision to purchase all of the Properties. If this Contract is not terminated, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price for the affected Property and Purchaser shall receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this section shall in no way apply to customary dedications for public purposes which may be necessary for the development of a Property. If this Contract is terminated in whole or in part from such condemnation, Purchaser shall recover the Applicable Share of the Deposit for the terminated Properties (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit, or, if the Applicable Share of the Deposit is less than the Materials Security Deposit, as a condition to the return of the Applicable Share of the Deposit).



                                  ARTICLE XIII
                                  MISCELLANEOUS



13.1 Binding Effect of Contract. This Contract shall not be binding on any party until executed by both Purchaser and all Sellers. As provided in Section 2.3.5 and Section 9.3 above, neither the Escrow Agent's nor the Broker's execution of this Contract shall be a prerequisite to its effectiveness.



13.2 Exhibits And Schedules. All Exhibits and Schedules, whether or not annexed hereto, are a part of this Contract for all purposes.



13.3 Assignability. This Contract is not assignable by Purchaser without first obtaining the prior written approval of the Seller's Representative, except that Purchaser may assign this Contract to one or more entities so long as (a) Purchaser is an affiliate of the purchasing entity(ies), (b) Purchaser is not released from its liability hereunder, and (c) Purchaser provides written notice to Seller's Representative of any proposed assignment no later than 10 days prior to the Closing Date. As used herein, an affiliate is a person or entity controlled by, under common control with, or controlling another person or entity. An "affiliate" of Purchaser expressly includes any entity which is controlled, directly or indirectly, by any combination of (i) Purchaser, (ii) Norm Schwab, or (iii) Michael Aufrecht.



13.4  Binding  Effect.  Subject  to  Section 13.3,   this  Contract  shall  be
binding upon and inure to the benefit of Sellers and Purchaser, and their respective successors, heirs and permitted assigns.



13.5 Captions. The captions, headings, and arrangements used in this Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.



13.6 Number And Gender Of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.



13.7 Notices. All notices, demands, requests and other communications required or permitted hereunder shall be in writing, and shall be (a) personally delivered with a written receipt of delivery; (b) sent by a nationally recognized overnight delivery service requiring a written acknowledgement of receipt or providing a certification of delivery or attempted delivery; (c) sent by certified mail, return receipt requested; or (d) sent by confirmed facsimile transmission with an original copy thereof transmitted to the recipient by one of the means described in subsections (a) through (c) no later than 3 Business Days thereafter. All notices shall be deemed effective when actually delivered as documented in a delivery receipt; provided, however, that if the notice was sent by overnight courier or mail as aforesaid and is affirmatively refused or cannot be delivered during customary business hours by reason of the absence of a signatory to acknowledge receipt, or by reason of a change of address with respect to which the addressor did not have either knowledge or written notice delivered in accordance with this paragraph, then the first attempted delivery shall be deemed to constitute delivery. Each party shall be entitled to change its address for notices from time to time by delivering to the other party notice thereof in the manner herein provided for the delivery of notices. All notices shall be sent to the addressee at its address set forth following its name below:



      ......To Purchaser:

            Prime Quest Management, LLC
            2824 W. Coyle
            Chicago, Illinois  60645
            Attention:  Eli Stefansky
            Telephone:  773-508-9104
            Facsimile:  773-508-9107

      ......with copy to:

            Pircher, Nichols & Meeks
            900 North Michigan Avenue, Suite 1050
            Chicago, Illinois  60611
            Attention:  Real Estate Notices (JDL/EF)
      ......Telephone:  312-915-3112
            Facsimile:  312-915-3348

      ......To any Seller or Seller's Representative:

            c/o AIMCO
            4582 South Ulster Street Parkway, Suite 1100
            Denver, Colorado  80237
            Attention:  Patrick Slavin
            Telephone:  303-691-4340
            Facsimile:  303-300-3282

      ......And:

            c/o AIMCO
            4582 South Ulster Street Parkway, Suite 1100
            Denver, Colorado  80237
            Attention:  Mr. Harry Alcock
            Telephone:  303-691-4344
            Facsimile:  303-300-3282

      ......with copy to:

            Chad Asarch, Esq.
      ......Senior Vice President and Associate General Counsel
      ......AIMCO
            4582 South Ulster Street Parkway, Suite 1100
            Denver, Colorado  80237
      ......Telephone:  303-691-4303
            Facsimile:  303-300-3260

      ......and a copy to:

      ......Brownstein Hyatt & Farber, P.C.
      ......410 17th Street, 22nd Floor
      ......Denver, Colorado  80202
      ......Attention:  Gary M. Reiff, Esq. and Joshua J. Widoff, Esq.
      ......Telephone:  303-223-1100
      ......Facsimile:  303-223-1111
      Any notice required hereunder to be delivered to the Escrow Agent shall be delivered in accordance with above provisions as follows:

            Fidelity National Title Company
            c/o Lolly Avant, National Commercial Closing Specialist 1900 West Loop South, Suite 650
            Houston, Texas 77027
            Telephone: 800-879-1677
            Facsimile:  713-623-4406

      Unless specifically required to be delivered to the Escrow Agent pursuant to the terms of this Contract, no notice hereunder must be delivered to the Escrow Agent in order to be effective so long as it is delivered to the other party in accordance with the above provisions.



13.8 Governing Law And Venue. The laws of the State of Indiana shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. Subject to Section 13.25, all claims, disputes and other matters in question arising out of or relating to this Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court of competent jurisdiction in the state in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.



13.9 Entire Agreement. This Contract embodies the entire Contract between the parties hereto concerning the subject matter hereof and supersedes all prior conversations, proposals, negotiations, understandings and agreements, whether written or oral.



13.10 Amendments. This Contract shall not be amended, altered, changed, modified, supplemented or rescinded in any manner except by a written contract executed by all of the parties; provided, however, that, (a) as provided in
Section 2.3.5 above, the signature of the Escrow Agent shall not be required as to any amendment of this Contract other than an amendment of Section 2.3, and
(b) as provided in Section 9.3 above, the signature of the Broker shall not be required as to any amendment of this Contract.



13.11 Severability. If any part of this Contract shall be held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be reformed, and enforced to the maximum extent permitted by law. If such provision cannot be reformed, it shall be severed from this Contract and the remaining portions of this Contract shall be valid and enforceable.



13.12 Multiple Counterparts/Facsimile Signatures. This Contract may be executed in a number of identical counterparts. This Contract may be executed by facsimile signatures which shall be binding on the parties hereto, with original signatures to be delivered as soon as reasonably practical thereafter.



13.13 Construction. No provision of this Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.



13.14 Confidentiality. Neither Seller nor Purchaser shall disclose the terms and conditions contained in this Contract and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Contract
(a) as required by law, (b) to consummate the terms of this Contract, or any financing relating thereto, or (c) to Purchaser's or Sellers' lenders, investors, attorneys and accountants. Any information and Materials provided by Sellers to Purchaser hereunder are confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without the prior written authorization of Seller's Representative, which may be granted or denied in the sole discretion of Seller's Representative. Notwithstanding the provisions of
Section 13.9, Purchaser agrees that the covenants, restrictions and agreements of Purchaser contained in any confidentiality agreement executed by Purchaser prior to the Effective Date shall survive the execution of this Contract and shall not be superseded hereby.



13.15 Time Of The Essence. It is expressly agreed by the parties hereto that time is of the essence with respect to this Contract.



13.16 Waiver. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Contract shall be established by conduct, custom, or course of dealing and all waivers must be in writing and signed by the waiving party.



13.17 Attorneys Fees. In the event either party hereto commences litigation or arbitration against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation and arbitration, including the cost of in-house counsel and any appeals.



13.18 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.



13.19 1031 Exchange. Sellers and Purchaser acknowledge and agree that the purchase and sale of each Property may be part of a tax-free exchange under
Section 1031 of the Code for either Purchaser or a Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property, (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange (other than expenses of reviewing and executing documents required in connection with such exchange), and (d) no dates in this Contract will be extended as a result thereof. Notwithstanding anything to the contrary contained in the foregoing, if a Seller so elects to close the transfer of a Property as an exchange, then (i) such Seller, at its sole option, may delegate its obligations to transfer a Property under this Contract, and may assign its rights to receive the Purchase Price from Purchaser, to a deferred exchange intermediary (an "Intermediary") or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of such Seller pursuant to this Contract; (iii) such Seller shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Purchaser; and (v) the closing of the transfer of the Property to Purchaser shall be undertaken by direct deed from such Seller (or, if applicable, from other affiliates of such Seller whom such Seller will cause to execute such deeds) to Purchaser or to exchange accommodation titleholder, as the case may be. Notwithstanding anything to the contrary contained in the foregoing, if Purchaser so elects to close the acquisition of a Property as an exchange, then (i) Purchaser, at its sole option, may delegate its obligations to acquire such Property under this Contract, and may assign its rights to receive the Property from such Seller, to an Intermediary or to an exchange accommodation titleholder, as the case may be;
(ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Purchaser pursuant to this Contract; (iii) Purchaser shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to such Seller; and (v) the closing of the acquisition of such Property by Purchaser or the exchange accommodation titleholder, as the case may be, shall be undertaken by direct deed from the applicable Seller (or, if applicable, from other affiliates of such Seller whom such Seller will cause to execute such deeds) to Purchaser (or to exchange accommodation titleholder, as the case may
be).



13.20 No Personal Liability of Officers, Trustees or Directors of Seller's Partners. Purchaser agrees that none of any Seller's Indemnified Parties (except for the Seller entities themselves) shall have any personal liability under this Contract or any document executed in connection with the transactions contemplated by this Contract.



13.21 No Exclusive Negotiations. Sellers shall have the right, at all times prior to the expiration of the Feasibility Period, to enter into discussions, negotiations, or any other communications concerning or related to the sale of any Property with any third-party.



13.22 ADA Disclosure. Purchaser acknowledges that the Properties may be subject to the federal Americans With Disabilities Act (the "ADA") and the federal Fair Housing Act (the "FHA"). The ADA requires, among other matters, that tenants and/or owners of "public accommodations" remove barriers in order to make a property accessible to disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons. Sellers make no warranty, representation or guarantee of any type or kind with respect to any Property's compliance with the ADA or the FHA (or any similar state or local law), and Sellers expressly disclaim any such representation.



13.23 No Recording. Purchaser shall not cause or allow this Contract or any contract or other document related hereto, nor any memorandum or other evidence hereof, to be recorded or become a public record without the prior written consent of Seller's Representative, which consent may be withheld in the sole discretion of Seller's Representative. If the Purchaser records this Contract or any other memorandum or evidence thereof, Purchaser shall be in default of its obligations under this Contract. Purchaser hereby appoints the Seller's Representative as Purchaser's attorney-in-fact to prepare and record any documents necessary to effect the nullification and release of the contract or other memorandum or evidence thereof from the public records. This appointment shall be coupled with an interest and irrevocable.



13.24 Relationship of Parties. Purchaser and Sellers acknowledge and agree that the relationship established between the parties pursuant to this Contract is only that of a seller and a purchaser of property. Neither Purchaser nor Sellers is, nor shall either hold itself out to be, the agent, employee, joint venturer or partner of the other party.



13.25 Dispute Resolution. Any controversy, dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Contract (and any closing document executed in connection herewith), including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Contract by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in the state of Indiana. The parties shall attempt to designate one arbitrator from the American Arbitration Association. If they are unable to do so within 30 days after written demand therefor, then the American Arbitration Association shall designate an arbitrator. The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the prevailing party and charge the cost of arbitration to the party which is not the prevailing party. Notwithstanding anything herein to the contrary, this Section 13.25 shall not prevent Purchaser or Sellers from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in the state in which the Property is located (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Contract or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Contract between the parties hereto shall be determined through final and binding arbitration in accordance with this Section 13.25.



13.26 AIMCO Marks. Purchaser agrees that Sellers, the Property Manager or AIMCO, or their respective affiliates, are the sole owners of all right, title and interest in and to the AIMCO Marks (or have the right to use such AIMCO Marks pursuant to license agreements with third parties) and that no right, title or interest in or to the AIMCO Marks is granted, transferred, assigned or conveyed as a result of this Contract. Purchaser further agrees that Purchaser will not use the AIMCO Marks for any purpose.



13.27 Non-Solicitation of Employees. Purchaser acknowledges and agrees that, without the express written consent of Seller's Representative, neither Purchaser nor any of Purchaser's employees, affiliates or agents shall solicit any of Seller's employees or any employees located at any Property (or any of any Seller's affiliates' employees located at any property owned by such affiliates) for potential employment.



13.28 Survival. Except for (a) all of the provisions of this Article 13 (other than Section 13.19 and 13.21), and (b) any provision of this Contract which expressly states that it shall so survive, and (c) any payment obligation of Purchaser under this Contract (the foregoing (a), (b) and (c) referred to herein as the "Survival Provisions"), none of the terms and provisions of this Contract shall survive the termination of this Contract, and, if the Contract is not so terminated, all of the terms and provisions of this Contract (other than the Survival Provisions) shall be merged into the Closing documents and shall not survive Closing.



13.29 Multiple Purchasers. As used in this Contract, the term "Purchaser" means all entities acquiring any interest in any Properties at the Closing, including, without limitation, any assignee(s) of the original Purchaser pursuant to
Section 13.3 of this Contract. In the event that "Purchaser" has any obligations or makes any covenants, representations or warranties under this Contract, the same shall be made jointly and severally by all entities being a Purchaser hereunder. In the event that a Seller receives notice from any entity being a Purchaser hereunder, the same shall be deemed to constitute notice from all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder takes any action, breaches any obligation or otherwise acts pursuant to the terms of this Contract, the same shall be deemed to be the action of the other entity(ies) being a Purchaser hereunder and the action of "Purchaser" under this Contract. In the event that a Seller or Seller's Representative is required to give notice or take action with respect to Purchaser under this Contract, notice to any entity being a Purchaser hereunder or action with respect to any entity being a Purchaser hereunder shall be a notice or action to all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder desires to bring an action or arbitration against a Seller, such action must be joined by all entities being a Purchaser hereunder in order to be effective. In the event that there is any agreement by a Seller to pay any amount pursuant to this Contract to Purchaser under any circumstance, that amount shall be deemed the maximum aggregate amount to be paid to all parties being a Purchaser hereunder and not an amount that can be paid to each party being a Purchaser hereunder. In the event that a Seller is required to return the Initial Deposit, Additional Deposit or other amount to Purchaser, such Seller shall return the same to any entity being a Purchaser hereunder and, upon such return, shall have no further liability to any other entity being a Purchaser hereunder for such amount. The foregoing provisions also shall apply to any documents, including, without limitation, the General Assignment and Assumption and the Assignment and Assumption of Leases and Security Deposits, executed in connection with this Contract and the transaction(s) contemplated hereby.



13.30 Sellers' Several Obligations. Purchaser agrees that, notwithstanding any other provision of this Contract to the contrary, the representations, warranties, obligations, and covenants of each Seller are individual and several, and not joint and several, and that each Seller is responsible and liable only for its own Property and its own representations, warranties, obligations, and covenants. Purchaser agrees that it shall look solely to the applicable Seller for any amount due hereunder or, obligation owed hereunder, and further waives any and all claims against any other party or Property for payment or performance of the same, including, without limitation, any other Seller or AIMCO, or any partner, member, manager, shareholder, director, officer, employee, affiliate, representative or agent of any Seller or AIMCO.



13.31 Obligation to Close on all Properties. Except as expressly set forth in this Contract, Purchaser's obligation to purchase the Properties is not severable and Purchaser must purchase all of the Properties. Similarly, except as expressly stated in this Contract, Sellers' obligations to sell the Properties are not severable and Sellers must sell all of the Properties to Purchaser. Further, notwithstanding anything in this Contract to the contrary, and unless Sellers agree in their sole and absolute discretion, Purchaser may not close on the acquisition of any of the Properties unless Purchaser simultaneously, or prior to such Closing Date, has acquired both properties that are the subject to the Related Contracts (and, if Sellers elect in their sole discretion, then the Closing Date hereunder will be extended to accommodate a simultaneous closing with the properties that are the subject of one or more of the Related Contracts). Without limiting the foregoing, if Purchaser has the right to terminate either of the Related Contracts, and does so terminate one or both Related Contracts (including, without limitation, pursuant to Sections 3.2 or 4.3 thereof), Sellers shall have the option (but not the obligation) to terminate this Contract in its entirety. In addition, if the seller under either of the Related Contracts terminates such Related Contract for any reason, then Sellers may (but are not obligated to) terminate this Contract within 10 days after the termination of the Related Contract. A default by the Purchaser under either Related Contract is, at the option of the Sellers under this Contract, a default by the Purchaser hereunder.



13.32 Non-Refundable Purchaser Lender Fees. If this Contract is terminated (in accordance with the terms and conditions hereof) in its entirety because of either (a) a Seller default, or (b) the failure of a Seller to obtain the consents required by Section 8.2.4(a), then, in addition to any other payments hereunder, Sellers shall pay Purchaser its actual and documented fees which Purchaser has paid to third-party prospective lenders (in conjunction with potential financing associated with Purchaser's acquisition of the Properties) for application fees, rate-lock fees, and third-party reports in an amount not to exceed (in aggregate for all Sellers) $32,000.



                                  ARTICLE XIV
                           LEAD-BASED PAINT DISCLOSURE



14.1 Disclosure. Sellers and Purchaser hereby acknowledge delivery of the Lead Based Paint Disclosure attached as Exhibit H hereto. The provisions of this
Section 14.1 shall survive the Closing and delivery of the Deeds to Purchaser.



14.2  Intentionally Omitted.



14.3 Consent Agreement - Pre-1978 Certified. The provisions of this Section 14.3 apply to those Properties identified on the Seller Information Schedule as "Pre-1978-Certified." Testing has been performed at each Property identified as "Pre-1978, Certified" with respect to lead-based paint. The "LPB Consultant" identified on the Seller Information Schedule prepared the Report with respect to the Property identified therein. A copy of each report will be provided to Purchaser with the Materials. Each Report certifies the respective Property as lead based paint free. By execution hereof, Purchaser acknowledges receipt of a copy of the Reports and the Lead-Based Paint Disclosure Statements described on the Seller Information Schedule, and acknowledges receipt of the Consent Agreement. Because the applicable Property has been certified as lead based paint free, the applicable Seller is not required under the Consent Agreement to remediate or abate any lead-based paint condition at its Property prior to the Closing. Purchaser acknowledges and agrees that (1) after Closing, Purchaser and the applicable Property shall be subject to the Consent Agreement and the provisions contained herein related thereto and (2) Purchaser shall not be deemed to be a third party beneficiary to the Consent Agreement. The provisions of this Section 14.3 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.



14.4 Consent Agreement - Pre-1978-LBP, But No LBP Hazards The provisions of this
Section 14.4 apply to those Properties identified on the Seller Information Schedule as "Pre-1978, Lead-Based Paint Present, No Lead-Based Hazard." Testing has been performed at the applicable Property with respect to lead-based paint. The "LBP Consultant" identified on the Seller Information Schedule prepared the Report with respect to the Property identified therein. A copy of the Report with respect to the Property will provided to Purchaser with the Materials. The Report certifies the applicable Property as free of (a) lead based hazards, (b) dust lead hazards and (c) soil lead hazards. By execution hereof, Purchaser acknowledges receipt of a copy of the Reports and the Lead-Based Paint
Disclosure Statements described on the Seller Information Schedule, and acknowledges receipt of the Consent Agreement. Because the applicable Property has been certified as free of (x) lead based hazards, (y) dust lead hazards and
(z) soil lead hazards, the applicable Seller is not required under the Consent Agreement to remediate or abate any lead-based paint condition at such Property prior to the Closing. Purchaser acknowledges and agrees that (1) after Closing, the Purchaser and the applicable Property shall be subject to the Consent Agreement and the provisions contained herein related thereto and (2) Purchaser shall not be deemed to be a third party beneficiary to the Consent Agreement. The provisions of this Section 14.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deeds to Purchaser.



                 [Remainder of Page Intentionally Left Blank]

      NOW, THEREFORE, the parties hereto have executed this Contract as of the date first set forth above.

                                    Sellers:

                                    ABINGTON-OXFORD ASSOCIATES, L.P.,
                                    a Indiana limited partnership

                                          By: ABINGTON CORPORATION, a
                                          Maryland corporation,
                                          Its Managing General Partner


                                    By:   /s/Patrick F. Slavin
                                    Name:       Patrick F. Slavin
                                    Title:      Senior Vice President

                                       AND

                                          By: ZIMCO XXIV L.L.C., a Maryland
                                          limited liability company,
                                          Its General Partner

                                                By: ZIMCO/Abington
                                                Corporation,
                                                 a Maryland corporation,
                                                Its Managing Member


                                    By:   /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title:Senior Vice President

                                    ABINGTON II-OXFORD ASSOCIATES, L.P.,
                                    a Indiana limited partnership

                                          By: ABINGTON II CORPORATION,
                                          a Maryland corporation
                                          Its General Partner


                                    By:   /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title:Senior Vice President

                                       AND

                                          By: ZIMCO XXIII L.L.C.  a Maryland
                                          limited liability company
                                          Its General Partner

                                                By: ZIMCO/Abington II
                                                Corporation,
                                                a Maryland corporation
                                                Its Managing Member


                                    By:   /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title:Senior Vice President

                                    HUNT CLUB ASSOCIATES, LTD.,
                                    a Texas limited partnership

                                          By: MBRF Hunt Club GP, LLC,
                                          a South Carolina limited liability
                                          company,
                                          Its general partner

                                                By: Multi-Benefit Realty
                                                Funds '87-1, a California
                                                Limited Partnership,
                                                Its manager

                                                      By: Con Cap Equities,
                                                      Inc.,
                                                      a Delaware corporation,
                                                      Its general partner


                                    By:   /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title:Senior Vice President


                                    PICKWICK PLACE AP XII, LP,
                                    a South Carolina limited partnership

                                      By: ANGELES PARTNERS XII GP, LP,
                                          a South Carolina limited
                                          partnership,
                                          Its General Partner

                                      By: ANGELES REALTY
                                          CORPORATION II,
                                          a California corporation
                                          Its General Partner


                                    By:   /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title:Senior Vice President

                                    NATIONAL PROPERTY INVESTORS 8
                                    a California limited partnership

                                    By: NPI EQUITY INVESTMENTS, INC.,
                                        a Florida corporation
                                        Its General Partner


                                    By:   /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title:Senior Vice President


                                   Purchaser:

                                    PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company


                                    By:   /s/Eli Stefansky
                                    Name: Eli Stefansky
                                    Title:President

                                    Purchaser's Tax Identification
                                    Number/Social Security Number:

                                                                   Exhibit 10.29


                FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT

      THIS FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment") is made and entered into this 16th day of September, 2005 (the "Amendment Date"), by and among ABINGTON-OXFORD ASSOCIATES, L.P., a Indiana limited partnership, ABINGTON II-OXFORD ASSOCIATES, L.P., a Indiana limited partnership, HUNT CLUB ASSOCIATES, LTD., a Texas limited partnership, PICKWICK PLACE AP XII, LP, a South Carolina limited partnership, and NATIONAL PROPERTY INVESTORS 8, a California limited partnership, on the one hand (each individually a "Seller" and collectively the "Sellers"), and PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company ("Purchaser").


                                    RECITALS:


      WHEREAS, Sellers and Purchaser entered into that certain Purchase and Sale Contract dated August 16, 2005 (the "Contract"), for certain parcels of real property all situated in Marion County, Indiana, and more specifically described in the Contract; and


      WHEREAS, Sellers and Purchaser desire to amend the Contract on the terms and conditions set forth below.


      NOW, THEREFORE, in consideration of the mutual covenants set forth in the Contract and herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Sellers and Purchaser agree to amend the Contract as follows:


                                   AGREEMENT:


1. Extension of Feasibility Period. Section 3.1 of the Contract is hereby amended to provide that the Feasibility Period shall expire on September 23, 2005. Notwithstanding the foregoing, Purchaser agrees that the updated Rent Rolls delivered by Sellers on September 8, 2005, are sufficient to satisfy the requirement under Section 7.1.3 of the Contract that each Seller deliver an updated Rent Roll for its Property no later than 5 days prior to the expiration of the Feasibility Period (and Sellers will not be required to re-deliver an updated Rent Rolls in advance of the extended Feasibility Period).



2. Section 4.6.3.2. The reference in Section 4.6.3.2 of the Contract to "form HUD-542641" is hereby changed to "form HUD-52641."



3.  Miscellaneous.  The  following  provisions  shall apply with respect to this
Amendment:



(a) Except as modified in this Amendment, the Contract, is in full force and effect and is hereby ratified by Sellers and Purchaser.



(b) Capitalized terms used, but not defined, in this Amendment shall have the same meaning as set forth in the Contract.



(c) In the event of any conflict between the Contract and this Amendment, the terms and conditions of this Amendment shall control.



(d) This Amendment may be executed in counterparts, each of which (or any combination of which) when signed by all of the parties shall be deemed an original, but all of which when taken together shall constitute one agreement. Executed copies hereof may be delivered by telecopier and upon receipt shall be deemed originals and binding upon the parties hereto, and actual originals shall be promptly delivered thereafter.



                   [Signatures appear on following pages.]

      NOW, THEREFORE, the parties hereto have executed this Amendment as of the date first set forth above.


                                    Sellers:

                                    ABINGTON-OXFORD ASSOCIATES, L.P.,
                                    a Indiana limited partnership

                                          By: ABINGTON CORPORATION,a
                                          Maryland corporation,
                                          Its Managing General Partner


                                    By:   /s/Steven D. Cordes
                                    Name: Steven D. Cordes
                                    Title:Senior Vice President

                                       AND

                                          By:  ZIMCO XXIV  L.L.C.,  a Maryland
                                          limited liability company,
                                          Its General Partner

                                          By:  ZIMCO/Abington Corporation,
                                               a Maryland corporation,
                                               Its Managing Member


                                          By:   /s/Steven D. Cordes
                                          Name: Steven D. Cordes
                                          Title:Senior Vice President

                                    ABINGTON II-OXFORD ASSOCIATES, L.P.,
                                    a Indiana limited partnership

                                          By: ABINGTON II CORPORATION,
                                          a Maryland corporation
                                          Its General Partner


                                    By:   /s/Steven D. Cordes
                                    Name: Steven D. Cordes
                                    Title:Senior Vice President


                                       AND

                                    By: ZIMCO XXIII L.L.C. a Maryland
                                    limited liability company
                                    Its General Partner

                                    By: ZIMCO/Abington II Corporation,
                                    a Maryland corporation
                                    Its Managing Member


                                    By:   /s/Steven D. Cordes
                                    Name: Steven D. Cordes
                                    Title:Senior Vice President

                                    HUNT CLUB ASSOCIATES, LTD.,
                                    a Texas limited partnership

                                          By: MBRF Hunt Club GP, LLC,
                                          a South Carolina  limited  liability
                                          company,
                                          Its general partner

                                                By:    Multi-Benefit    Realty
                                                Funds   '87-1,   a  California
                                                Limited Partnership,
                                                Its manager

                                                      By:  Con  Cap  Equities,
                                                      Inc.,
                                                      a Delaware corporation,
                                                      Its general partner


                                    By:   /s/Steven D. Cordes
                                    Name: Steven D. Cordes
                                    Title:Senior Vice President



                                    PICKWICK PLACE AP XII, LP,
                                    a South Carolina limited partnership

                                    By: ANGELES PARTNERS XII GP, LP,
                                     a South Carolina limited partnership,
                                    Its General Partner

                                    By: ANGELES REALTY CORPORATION II,
                                     a California corporation
                                        Its General Partner


                                    By:   /s/Steven D. Cordes
                                    Name: Steven D. Cordes
                                    Title:Senior Vice President

                                    NATIONAL PROPERTY INVESTORS 8
                                    a California limited partnership

                                          By: NPI EQUITY INVESTMENTS, INC.,
                                           a Florida corporation
                                          Its General Partner


                                    By:   /s/Steven D. Cordes
                                    Name: Steven D. Cordes
                                    Title:Senior Vice President

                                   Purchaser:

                                    PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company


                                    By:   /s/Eli Stefansky
                                    Name: Elil Stefansky
                                    Title:President

                                                                   Exhibit 10.30

                      REINSTATEMENT AND SECOND AMENDMENT TO
                           PURCHASE AND SALE CONTRACT

      THIS REINSTATEMENT AND SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment") is made and entered into as of the 11th day of October, 2005 (the "Amendment Date"), by and among ABINGTON-OXFORD ASSOCIATES, L.P., a Indiana limited partnership, ABINGTON II-OXFORD ASSOCIATES, L.P., a Indiana limited partnership, HUNT CLUB ASSOCIATES, LTD., a Texas limited partnership, PICKWICK PLACE AP XII, LP, a South Carolina limited partnership, and NATIONAL PROPERTY INVESTORS 8, a California limited partnership, on the one hand (each individually a "Seller" and collectively the "Sellers"), and PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company ("Purchaser"), on the other hand.


                                    Recitals:

      WHEREAS, Sellers and Purchaser entered into that certain Purchase and Sale Contract, dated August 16, 2005, as amended by that First Amendment to Purchase and Sale Contract, dated September 16, 2005 (as so amended, the "Contract"), for certain parcels of real property, all situated in Marion County, Indiana, and more specifically described in the Contract.



      WHEREAS, Pursuant to Section 3.2 of the Contract, Purchaser terminated the Contract by written notice dated September 23, 2005.



      WHEREAS, Seller and Purchaser desire to reinstate and ratify the Contract and to amend the Contract on the terms set forth herein.



      NOW, THEREFORE, in consideration of the Contract, the covenants, promises, agreements, and conditions contained herein, and for other good and valuable consideration, the receipt, sufficiency, and adequacy of which are hereby acknowledged, the parties hereto agree as follows:



                                   Agreement:



1. Reinstatement. The Contract is hereby reinstated, as amended herein, ratified and affirmed and is effective as of the Amendment Date as if the termination pursuant to Section 3.2 had not occurred.



2. Purchase Price and Seller Information Schedule. Section 2.2 of the Contract, and the Seller Information Schedule attached to the Contract, are amended to provide that the Base Purchase Price for each Property is as stated on Schedule 2 attached hereto. The Seller Information Schedule is hereby amended to the extent required to be consistent with the revised Base Purchase Prices reflected on Schedule 2. The Base Purchase Price adjustment is in full satisfaction of all issues and objections raised by Purchaser regarding the Properties.





3. Additional Deposit. In consideration of Sellers' execution of this Amendment, within one Business Day after the Amendment Date, Purchaser shall deliver to the Escrow Agent the Additional Deposit of $449,047 by wire by transfer of Good Funds.



4. Feasibility Period. The Feasibility Period under the Contract shall be deemed to have expired for all purposes under the Contract on the Amendment Date. Purchaser hereby agrees that it has completed its review of the Properties and hereby waives its right to further object (pursuant to Sections 3.2 or 4.3 of the Contract or otherwise) to any matter concerning the Title Documents, the Survey, the Property Contracts, the Leases, the Miscellaneous Property Assets, the physical condition of the Properties, or otherwise with respect to the Properties; provided, however, that the foregoing waiver shall not waive any of Purchaser's express rights under the Contract which are applicable to the time period following expiration of the Feasibility Period. Purchaser agrees that Sellers have made all required deliveries required under the Contract and performed all of Sellers' required obligations under the Contract through the date hereof. Purchaser agrees that Purchaser's right to terminate the Contract is irrevocably waived, the Deposit (including the Additional Deposit to be delivered to Escrow Agent as required hereunder) is non-refundable, and
Purchaser's obligation to purchase the Properties is non-contingent and unconditional except only for the satisfaction of the conditions expressly stated in Section 8.1 of the Contract.



5. Separate Closing Conditions. The reference in Section 4.6.9 of the Contract to "November 15, 2005" is hereby deleted and replaced with "November 30, 2005." Subsection (c) of the last sentence of Section 4.6.9 is hereby amended and restated in its entirety as follows: "(c) extend the date for Closing all of the Properties until December 15, 2005; provided, however, if Sellers have selected the option set forth in subsection (c) above, and either of the Separate Closing Conditions have not occurred by December 15, 2005, then Sellers again shall have the options set forth in subsections (a) and (b) (with respect to the Properties for which the Separate Closing Conditions have not been met) above, and if Sellers select the option set forth in subsection (b) above, the Closing Date shall be December 22, 2005 (subject to extension by Seller to any date on or before December 30, 2005, in accordance with the second sentence of Section 5.1)."





6. Closing Date. Section 5.1 of the Contract is hereby deleted in its entirety and the following substituted therefor:



            "Closing Date. The Closing shall occur on November 30, 2005 (the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Notwithstanding the foregoing to the contrary, any of the Hunt Club, Abington I and Abington II Sellers shall have the option, by delivering written notice to Purchaser no later than 9 days prior to the Closing Date identified in the first sentence of this Section 5.1, to extend the Closing Date to any date on or before December 30, 2005, in connection with their Loan Payoffs, and the exercise of such option shall extend the Closing Date for all Properties. Further, the Closing Date may be extended without penalty at the option of any Seller either (i) to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by any Seller pursuant to the second sentence of this paragraph) to satisfy any condition to Closing, (ii) to a date following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by any Seller pursuant to the second sentence of this paragraph) in order to finalize the drafting with a Lender or a Lender's counsel of all documents necessary or desirable to accomplish a Loan Assumption and Release, (iii) as provided in
            Section 4.6.9, or (iv) such later date as is mutually acceptable to Sellers and Purchaser."


7. Damage Examples. The examples set forth in Sections 6.3 and 10.2 of the Contract are hereby revised to reflect an aggregate Purchase Price of $60,000,000 (and, as a result, the revised cap in such examples would be $800,000 and $160,000, respectively).



8. Rent Roll Delivery. Purchaser agrees that the updated Rent Rolls previously delivered by Sellers are sufficient to satisfy the requirement under Section
7.1.3 of the Contract that each Seller deliver an updated Rent Roll for its Property no later than 5 days prior to the expiration of the Feasibility Period (and Sellers will not be required to re-deliver any updated Rent Rolls in advance of the execution of this Amendment).





9. Ratification of Contract. All terms and provisions of the Contract not specifically modified or amended by this Amendment shall remain in full force and effect, and the Contract, as expressly modified herein, is hereby ratified, confirmed and approved in all respects by the parties hereto.



10.  Miscellaneous.  The following  provisions  shall apply with respect to this
Amendment:





a. Capitalized terms used, but not otherwise defined, herein shall have the same meaning as ascribed to such terms in the Contract.



b. In the event of any conflict between the Contract and this Amendment, the terms and conditions of this Amendment shall control.




c. This Amendment may be executed in counterparts, each of which (or any combination of which) when signed by all of the parties shall be deemed an original, but all of which when taken together shall constitute one agreement. Executed copies hereof may be delivered by telecopier and upon receipt shall be deemed originals and binding upon the parties hereto, and actual originals shall be promptly delivered thereafter.





                   [Signatures appear on following pages.]

      NOW, THEREFORE, the parties hereto have executed this Reinstatement and Second Amendment to Purchase and Sale Contract as of the date first set forth above.



                                    Sellers:

                                    ABINGTON-OXFORD ASSOCIATES, L.P.,
                                    a Indiana limited partnership

                                          By: ABINGTON CORPORATION, a
                                          Maryland corporation,
                                          Its Managing General Partner


                                    By:   /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title:Senior Vice President

                                       AND

                                          By: ZIMCO XXIV L.L.C., a Maryland
                                          limited liability company,
                                          Its General Partner

                                          By: ZIMCO/Abington Corporation,
                                              a Maryland corporation,
                                              Its Managing Member


                                          By:    /s/Patrick F. Slavin
                                          Name:  Patrick F. Slavin
                                          Title: Senior Vice President

                                    ABINGTON II-OXFORD ASSOCIATES, L.P.,
                                    a Indiana limited partnership

                                          By: ABINGTON II CORPORATION,
                                          a Maryland corporation
                                          Its General Partner


                                          By:   /s/Patrick F. Slavin
                                          Name: Patrick F. Slavin
                                          Title:Senior Vice President

                                       AND

                                          By: ZIMCO XXIII L.L.C.  a Maryland
                                          limited liability company
                                          Its General Partner

                                                By: ZIMCO/Abington II
                                                Corporation,
                                                a Maryland corporation
                                                Its Managing Member


                                    By:    /s/Patrick F. Slavin
                                    Name:  Patrick F. Slavin
                                    Title: Senior Vice President

                                    HUNT CLUB ASSOCIATES, LTD.,
                                    a Texas limited partnership

                                          By: MBRF Hunt Club GP, LLC,
                                          a South Carolina limited liability
                                          company,
                                          Its general partner

                                                By: Multi-Benefit Realty
                                                Funds '87-1, a California
                                                Limited Partnership,
                                                Its manager

                                                      By: Con Cap Equities,
                                                      Inc.,
                                                      a Delaware corporation,
                                                      Its general partner


                                    By:    /s/Patrick F. Slavin
                                    Name:  Patrick F. Slavin
                                    Title: Senior Vice President


                                    PICKWICK PLACE AP XII, LP,
                                    a South Carolina limited partnership

                                          By: ANGELES PARTNERS XII GP, LP,
                                           a South Carolina limited
                                          partnership,
                                          Its General Partner

                                                By: ANGELES REALTY
                                                CORPORATION II,
                                                 a California corporation
                                                Its General Partner


                                    By:    /s/Patrick F. Slavin
                                    Name:  Patrick F. Slavin
                                    Title: Senior Vice President

                                    NATIONAL PROPERTY INVESTORS 8
                                    a California limited partnership

                                          By: NPI EQUITY INVESTMENTS, INC.,
                                           a Florida corporation
                                          Its General Partner


                                    By:    /s/Patrick F. Slavin
                                    Name:  Patrick F. Slavin
                                    Title: Senior Vice President

                                   Purchaser:

                                    PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company


                                    By:    /s/Eli Stefansky
                                    Name:  Eli Stefansky
                                    Title: Manager