Form 10QSB
period 2006-03-31
MULTI BENEFIT REALTY FUND 87-1
filed 2006-05-12
CIK 802200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000
(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing  requirements  for  the  past  90  days.  Yes    X    No  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MULTI-BENEFIT REALTY FUND '87-1

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents	$ 490
Receivables and deposits	10
500
Liabilities
Accounts payable	31
Other liabilities	127
Estimated costs during the period of liquidation	46
204

Net assets in liquidation	$ 296

See Accompanying Notes to Consolidated Financial Statements

MULTI-BENEFIT REALTY FUND ’87-1

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended
March 31, 2006

Net assets in liquidation at beginning of period	$ 731

Changes in net assets in liquidation attributed to:
Increase in cash and cash equivalents	466
Decrease in receivables and deposits	(61)
Decrease in due from General Partner	(1,492)
Decrease in accounts payable	103
Increase in other liabilities	(3)
Decrease in due to affiliates	551
Decrease in estimated costs during the period of
liquidation	1
Net assets in liquidation at end of period	$ 296

See Accompanying Notes to Consolidated Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

Three Months Ended
March 31, 2005
(Restated)

Income from continuing operations	$ --
Loss from discontinued operations:
Revenues:
Rental income	326
Other income	30
Total revenues	356

Expenses:
Operating	263
General and administrative	20
Depreciation	98
Interest	75
Property taxes	36
Total expenses	492

Loss from discontinued operations	(136)

Net loss	$ (136)

Net loss allocated to general partner (1%)	$ (1)
Net loss allocated to limited partners (99%)	(135)

$ (136)

Net loss per limited partnership "A" and "B" units	$(0.79)

See Accompanying Notes to Consolidated Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended
March 31, 2005

Cash flows from operating activities:
Net loss	$ (136)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	98
Amortization of loan costs	3
Change in accounts:
Receivables and deposits	(17)
Other assets	(22)
Accounts payable	81
Tenant security deposit liabilities	1
Accrued property taxes	(108)
Other liabilities	133
Due to affiliates	13
Net cash provided by operating activities	46

Cash flows used in investing activities:
Property improvements and replacements	(26)

Cash flows used in financing activities:
Payments on mortgage note payable	(28)

Net (decrease) increase in cash and cash equivalents	(8)

Cash and cash equivalents at beginning of period	16
Cash and cash equivalents at end of period	$ 8

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 70

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 33

Included in property improvements and replacements for the three months ended March 31, 2005 are approximately $9,000 of property improvements and replacements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

As of December 31, 2005, Multi Benefit Realty Fund ’87-1 (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note B – Disposition of Investment Property”).

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

The general partner of the Partnership, ConCap Equities, Inc. (“CEI” or the “General Partner”) an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, estimates that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Disposition of Investment Property

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

Note C – Deficit Restoration

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property. Per the Partnership Agreement, if the General Partner has a deficit balance in its capital account, on a tax basis, following the liquidation of the Partnership, it shall be unconditionally obligated to restore the amount of such deficit balance to the Partnership in cash within 90 days. The Partnership recorded a receivable from the General Partner at December 31, 2005 of approximately $1,492,000 to restore the General Partner’s deficit tax basis balance. During the three months ended March 31, 2006, this balance was received from the General Partner.

Note D – Distributions

Upon receipt of the deficit restoration funds, the Partnership distributed approximately $437,000 to the “B” unitholders (approximately $5.81 per “B” unit) during the three months ended March 31, 2006.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $17,000 for the three months ended March 31, 2005, which was included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $26,000 for the three months ended March 31, 2005, which was included in general and administrative expenses.

The Partnership Agreement also provided for a special management fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. There were no such fees earned for the three months ended March 31, 2005 as there were no operating distributions.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $92,000 during the fourth quarter of 2004 to fund capital projects and accounts payable at the Partnership’s sole property.  Interest accrued at the prime rate plus 2% and amounted to approximately $2,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Partnership repaid approximately $452,000 of advances and accrued interest which were outstanding at December 31, 2005. No amounts were owed at March 31, 2006.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005,  the Partnership was charged by AIMCO and its affiliates approximately $22,000 for hazard insurance coverage and fees associated with policy claims administration.

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair

Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

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

Results from Operations

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property.

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2005, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

During the three months ended March 31, 2006, net assets in liquidation decreased by approximately $435,000. The decrease in net assets in liquidation is primarily due to decreases in due from affiliates, receivables and deposits, accounts payable, due to affiliates and estimated costs during the period of liquidation partially offset by an increase in cash and cash equivalents and other liabilities. The decrease in due from affiliates and the increase in cash and cash equivalents is due to the Partnership receiving the deficit restoration contribution from the General Partner. The decrease in due to affiliates is due to the Partnership’s payment of advances from an affiliate of the General Partner. The decrease in receivables and deposits is due to the collection of receivables relating to the sale of the Partnership’s investment property. The decrease in accounts payable is due to the payment of trailing payables relating to the sale of the Partnership’s investment property.

The statement of net assets in liquidation as of March 31, 2006 includes approximately $46,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the legal cases discussed in “Item 1. Financial Statements - Note F – Contingencies” to the consolidated financial statements, is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or extended beyond December 31, 2006, the projected date of liquidation.

During the three months ended March 31, 2006, a distribution of approximately $437,000 was made to the “B” unitholders (approximately $5.81 per “B” unit). The distribution was made from deficit restoration funds of approximately $1,492,000 required to be contributed by the General Partner upon liquidation of the Partnership as defined in the partnership agreement. There were no distributions made during the three months ended March 31, 2005.

Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at March 31, 2006. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 3.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

MULTI-BENEFIT REALTY FUND ’87-1

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.