Form 10QSB
period 2006-06-30
MULTI BENEFIT REALTY FUND 87-1
filed 2006-08-11
CIK 802200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No _X__

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MULTI-BENEFIT REALTY FUND '87-1

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

June 30, 2006

Assets
Cash and cash equivalents	$ 490
Receivables and deposits	4
494
Liabilities
Other liabilities	127
Estimated costs during the period of liquidation	43
170

Net assets in liquidation	$ 324

See Accompanying Notes to Consolidated Financial Statements

MULTI-BENEFIT REALTY FUND ’87-1

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Six Months Ended
June 30, 2006

Net assets in liquidation at beginning of period	$ 731

Changes in net assets in liquidation attributed to:
Increase in cash and cash equivalents	466
Decrease in receivables and deposits	(67)
Decrease in due from General Partner	(1,492)
Decrease in accounts payable	134
Increase in other liabilities	(3)
Decrease in due to affiliates	551
Decrease in estimated costs during the period of
liquidation	4
Net assets in liquidation at end of period	$ 324

See Accompanying Notes to Consolidated Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Restated)	(Restated)

Income from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	329	655
Other income	31	61
Casualty gain (Note E)	26	26
Total revenues	386	742

Expenses:
Operating	193	456
General and administrative	29	49
Depreciation	99	197
Interest	76	151
Property taxes	34	70
Total expenses	431	923

Loss from discontinued operations	(45)	(181)

Net loss	$ (45)	$ (181)

Net loss allocated to general
partner (1%)	$ (1)	$ (2)
Net loss allocated to limited
partners (99%)	(44)	(179)
	$ (45)	$ (181)
Net loss per limited partnership
“A” and “B” units	$ (0.25)	$ (1.04)

See Accompanying Notes to Consolidated Financial Statements

MULTI-BENEFIT REALTY FUND '87-1

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six Months Ended
June 30, 2005
Cash flows from operating activities:
Net loss	$ (181)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	197
Amortization of loan costs	6
Bad debt expense	5
Casualty gain	(26)
Change in accounts:
Receivables and deposits	8
Other assets	(22)
Accounts payable	16
Tenant security deposit liabilities	(2)
Other liabilities	1
Due to affiliates	31
Net cash provided by operating activities	33

Cash flows from investing activities:
Property improvements and replacements	(104)
Insurance proceeds received	32
Net cash used in investing activities	(72)

Cash flows from financing activities:
Payments on mortgage note payable	(56)
Advances from affiliate	105
Net cash provided by financing activities	49

Net increase in cash and cash equivalents	10

Cash and cash equivalents at beginning of period	16
Cash and cash equivalents at end of period	$ 26

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 140

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 97

Included in property improvements and replacements for the six months ended June 30, 2005 are approximately $9,000 of property improvements and replacements which were included in accounts payable at December 31, 2004.

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

Note C – Deficit Restoration

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property. Per the Partnership Agreement, if the General Partner has a deficit balance in its capital account, on a tax basis, following the liquidation of the Partnership, it shall be unconditionally obligated to restore the amount of such deficit balance to the Partnership in cash within 90 days. The Partnership recorded a receivable from the General Partner at December 31, 2005 of approximately $1,492,000 to restore the General Partner’s deficit tax basis balance. During the six months ended June 30, 2006, this balance was received from the General Partner.

Note D – Distributions

Upon receipt of the deficit restoration funds, the Partnership distributed approximately $437,000 to the “B” unitholders (approximately $5.81 per “B” unit) during the six months ended June 30, 2006.

Note E – Casualty Gain

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

Note F - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 for the six months ended June 30, 2005, which was included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $49,000 for the six months ended June 30, 2005, which was included in general and administrative expenses.

The Partnership Agreement also provided for a special management fee equal to 9% of distributable cash from operations (as defined in the Partnership Agreement) received by the limited partners to be paid to the General Partner for executive and administrative management services. There were no such fees earned for the six months ended June 30, 2005 as there were no operating distributions.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $92,000 during the fourth quarter of 2004 and approximately $358,000 during the year ended December 31, 2005 to fund capital projects and accounts payable at the Partnership’s sole property.  Interest accrued at the prime rate plus 2% and amounted to approximately $5,000 for the six months ended June 30, 2005. During the year ended December 31, 2005 the Partnership repaid approximately $18,000 of advances and accrued interest. During the six months ended June 30, 2006, the Partnership repaid approximately $452,000 of advances and accrued interest which were outstanding at December 31, 2005. No amounts were owed at June 30, 2006.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005,  the Partnership was charged by AIMCO and its affiliates approximately $21,000 for hazard insurance coverage and fees associated with policy claims administration.

Note G – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

During the six months ended June 30, 2006, net assets in liquidation decreased by approximately $407,000. The decrease in net assets in liquidation is primarily due to decreases in due from General Partner, receivables and deposits and an increase in other liabilities, partially offset by an increase in cash and cash equivalents and decreases in accounts payable, due to affiliates and estimated costs during the period of liquidation. The decrease in due from General Partner and the increase in cash and cash equivalents is due to the Partnership receiving the deficit restoration contribution from the General Partner. The decrease in receivables and deposits is due to the collection of receivables relating to the sale of the Partnership’s investment property. The decrease in due to affiliates is due to the Partnership’s repayment of advances from an affiliate of the General Partner. The decrease in accounts payable is due to the payment of trailing payables relating to the sale of the Partnership’s investment property.

The statement of net assets in liquidation as of June 30, 2006 includes approximately $43,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the legal cases discussed in “Item 1. Financial Statements - Note G – Contingencies” to the consolidated financial statements, is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or extended beyond December 31, 2006, the projected date of liquidation.

During the six months ended June 30, 2006, a distribution of approximately $437,000 was made to the “B” unitholders (approximately $5.81 per “B” unit). The distribution was made from deficit restoration funds of approximately $1,492,000 required to be contributed by the General Partner upon liquidation of the Partnership as defined in the partnership agreement. There were no distributions made during the six months ended June 30, 2005.

Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available after liquidation to permit distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 63,163 "A" and 40,151 "B" Units of Depository Receipts ("Units") in the Partnership representing 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, at June 30, 2006. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.60% and 53.43% of the outstanding "A" and "B" Units, respectively, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTI-BENEFIT REALTY FUND '87-1

By: CONCAP EQUITIES, INC.
General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Multi-Benefit Realty Fund '87-1 (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.